Form 10-Q
period 2010-10-31
NORMAN CAY DEVELOPMENT, INC.
filed 2010-12-17
CIK 1492448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-167284

NORMAN CAY DEVELOPMENT, INC.

(Name of small business issuer in its charter)

Nevada	27-2616571
(State of incorporation)	(I.R.S. Employer Identification No.)

4472 Winding Lane

Stevensville, MI 49127

(Address of principal executive offices)

(269) 429-7002

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  X . No      .

As of December 16, 2010, there were 5,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

NORMAN CAY DEVELOPMENT, INC.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "NCDI" refers to Norman Cay Development, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Financial Statements

For the Period Ended October 31, 2010 (unaudited) and April 30, 2010

Balance Sheets (unaudited)	4
Statements of Operations (unaudited)	5
Statements of Cash Flows (unaudited)	6
Notes to the Financial Statements (unaudited)	7

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

(unaudited)

	October 31, 2010 $	April 30, 2010 $

ASSETS

Cash	11,463	4,918

Total Assets	11,463	4,918

LIABILITIES

Current Liabilities

Accounts payable	10,400	695
Accrued liabilities	2,014	–
Note payable	65,416	9,928

Total Liabilities	77,830	10,623

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,000,000 common shares	5,000	5,000

Additional paid-in capital	(5,000)	(5,000)

Accumulated deficit during the development stage	(66,367)	(5,705)

Total Stockholders’ Deficit	(66,367)	(5,705)

Total Liabilities and Stockholders’ Deficit	11,463	4,918

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended October 31, 2010 $	For the Six Months Ended October 31, 2010 $	Accumulated from April 29, 2010 (Date of Inception) to October 31, 2010 $

Revenues	–	–	–

Operating Expenses

General and administrative	13,835	20,148	20,853
Interest expense	1,279	2,014	2,014
Professional fees	13,000	38,500	43,500

Total Operating Expenses	28,114	60,662	66,367

Net Loss	(28,114)	(60,662)	(66,367)
Net Loss per Share – Basic and Diluted	(0.01)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the Six Months Ended October 31, 2010 $	Accumulated from April 29, 2010 (Date of Inception) to October 31, 2010 $

Operating Activities

Net loss for the period	(60,662)	(66,367)

Changes in operating assets and liabilities:

Accounts payable	9,705	10,400
Accrued liabilities	2,014	2,014

Net Cash Used In Operating Activities	(48,943)	(53,953)

Financing Activities

Proceeds from note payable	55,488	65,416

Net Cash Provided By Financing Activities	55,488	65,416

Increase (Decrease) in Cash	6,545	11,463

Cash – Beginning of Period	4,918	–

Cash – End of Period	11,463	11,463

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities:

Issuance of founders’ shares	–	5,000

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Norman Cay Development, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2010. The Company is a development stage company and its principal business operations is to be an authorized reseller of wireless telephones and service plans.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2010, the Company has not recognized any revenue, and has an accumulated deficit of $66,367. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is April 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31 and April 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements (continued)

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Note Payable

As at October 31, 2010, the Company owes $65,416 (April 30, 2010 - $9,928) to a non-related party. The amounts owing are unsecured, due interest at 10% per annum, and due either on July 31, 2011 or after the Company has generated $150,000 in revenue, whichever is later.  During the period ended October 31, 2010, the Company recorded interest expense of $2,014.

4.

Common Shares

On April 29, 2010, the Company issued 5,000,000 founders shares to the President and Director of the Company at $0.001 per share.

5.

Subsequent Events

On December 8, 2010, the Company issued 1,500,000 common shares for total proceeds of $75,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS

Corporate History

Norman Cay Development, Inc. was incorporated in the State of Nevada on April 28, 2010. We intend to be an authorized reseller of wireless telephones and service plans. We believe that our success will depend on our ability to promote products and services consistent with the rapidly changing wireless industry. We will also need to anticipate and respond to the changing technologies and consumer demands by adjusting our inventories and services accordingly. Our goal is to become a successful retailer of wireless telephones and service plans with our initial operation in Michigan or elsewhere in the Midwest, where we will endeavor to establish and maintain a balanced company through both storefront and kiosk locations.

We have not applied for a reseller's license and although we have not obtained any reseller’s license, to date, we plan to seek out and establish mutually beneficial relationships with various wireless wholesalers through which we will act as an authorized reseller. We have begun the process of identifying various wireless wholesalers and have additionally begun taking the necessary steps to complete the applications to become a licensed reseller. However, most (but not all) major wireless wholesalers require a company to be funded with a minimum of $20,000 - $25,000 in order to allow the licensee to become a certified reseller.

We intend to take advantage of the continued growth in the wireless sector and we will seek to initially become an established reseller in the Stevensville, Michigan area. Stevensville, Michigan, is located in Berrien County, Michigan, approximately thirty miles northwest of South Bend, Indiana and sixty miles east of Chicago, Illinois. Stevensville is an urban area with a median household income of $46,000 per year. This is slightly less than the median income for the State of Michigan.

We intend to become authorized resellers of technology from the AT&T, Cricket, and Sprint networks, which will allow customers the freedom to choose the service that is right for them. Once we have attained reseller licenses from wireless wholesalers, we will then seek to hire a knowledgeable sales staff that can answer any and all questions that our potential customers may have relating to wireless products and services. We intend to grow into a wireless retailer with multiple suppliers and to successfully promote our products, provide customers with a knowledgeable sales staff, and create a retail atmosphere that is much more intimate than that of large network store. We believe that Norman Cay will help customers seeking wireless products and services feel more comfortable about purchasing a wireless solution.

We plan to sell our products and services primarily through retail locations, including kiosks, which we will identify as we begin to implement our business plan. We will attempt to strategically place our future retail locations in order to focus on our target customer demographic and provide the most efficient market coverage while minimizing cost.

Until we begin substantive operations, we will not be able to adequately assess what strategies for growth will be most appropriate. However, we envision our success being attributable to our ability to:

•

Attract new customers more quickly than other wireless providers by providing customers with various wireless solutions conveniently in one location;

•

Sustain lower operating costs per customer compared to other wireless retailers by conducting future operations from kiosks; and,

•

Deploy our capital more effectively by building our product’s and service’s base to cover a wide range of styles and service plans to suit a wide range of potential customers.

We believe that our business model is scalable and can be either expanded or retracted based on the relative success of our future operations. The Company is an exploration stage company and currently has minimal operations and as such we are considered a "shell" company as that term is defined under Rule 405 of the Securities and Exchange Act of 1934.

On May 10, 2010, the Company executed a Promissory Note (the “Original Note”) in favor of Steve Ross in the principal amount of $29,928.25 which amount includes a $9,928 advance that was not previously reduced to writing. Under the terms of the Original Note, the amount is unsecured, due interest at 10% per annum, and due on or before May 10, 2011.

Quarterly Developments

On September 24, 2010, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Voltaire Gomez (“Mr. Gomez”) pursuant to which Mr. Gomez shall offer business development services and financial expertise to the Company for a period of one (1) year in exchange for payment in the amount of ten thousand dollars ($10,000), per the terms and conditions set forth in the Consulting Agreement.

Subsequent Developments

On October 19, 2010, the Company amended the terms of that certain Original Note dated May 10, 2010 (the “Amended Note”), to include an additional $9,994 loaned by Mr. Ross on July 21, 2010 and $25,494 loaned on September 23, 2010.  Per the terms of the Amended Note, the total amount of $65,416 is unsecured, due interest at 10% per annum, and due either on July 31, 2011 or after the Company has generated $150,000 in revenue, whichever is later.

Our Planned Products and Services

We anticipate generating our revenue through the following means:

•

Prepaid Activations and Recharge: We intend to heavily market and offer prepaid phones. These phones are extremely popular with persons who do not want a fixed monthly bill, long-term contract, have poor credit histories, and for those who are new to cellular phones and do not intend to use the phone extensively. Revenue is generated in one of two ways, (i) the mark-up from wholesale to retail price of the pre-paid phone; and, (ii) commissions paid on pre-paid calling cards and pre-paid minutes;

•

New Contract Activations: When our sales team is able to sell a potential customer a new long-term service plan, typically a one to two year contract, our commission will range from $75.00-$250.00 depending on the carrier, service plan sold, contract period and additional features;

•

Upgrades/Contract Extensions: A contract or upgrade occurs at the end of contract period should the customer decide to extend the contract period;

•

Service Plan Add-ons: Add-ons typically include services like unlimited text messaging packages, Smartphone email and business professional packages, and/or an internet packages to their existing phone plans;

•

Accessory Sales: We intend to offer a multitude of cell phone accessories, such as cases, chargers, and hands-free headsets.

Employees

As of the date of this Report, we have no employees other than our current director and executive officer, Shelley Guidarelli.  However, we intend to seek out and identify qualified persons to assist the Company in implementing its business plan and operations.

Office

Our principal offices are located at 4472 Winding Lane, Stevensville, Michigan 49127 and our telephone number is (269) 429-7002.

RESULTS OF OPERATIONS

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three ended October 31, 2010 was $28,114, and comprised of professional fees of $13,000 relating to legal, accounting, and audit expenses incurred with respect to the filing of the July 31, 2010 10-Q, general and administrative expenses of $13,835 relating to day-to-day operating costs, and interest expense of $1,279 relating to interest expense on the $65,416 of outstanding 10% notes payable that the Company issued as part of its financing activities.

Operating expenses for the six months ended October 31, 2010 were $60,662 and comprised of professional fees of $38,500 relating to legal, accounting, and audit expenses incurred with respect to the Company’s SEC filings, general and administrative expenses of $20,148 relating to day-to-day operating costs, and interest expense of $2,014 relating to interest expense on the outstanding 10% notes payable that the Company issued as part of its financing activities.

During the three and six months ended October 31, 2010, the Company recorded a loss per share of $0.01.

Liquidity and Capital Resources

As at October 31, 2010, the Company’s cash balance and total assets were $11,463 compared to $4,918 as at April 30, 2010.  The increase in cash and total assets were attributed to financing received from issuance of notes payable.

The Company had total liabilities of $77,830 compared with total liabilities of $10,623 as at April 30, 2010. The increase in total liabilities is attributed to issuances of 10% notes payable totaling $55,488 during the year, along with increase of $10,400 in accounts payable relating to $10,000 consulting agreement with Voltaire Gomez and $2,014 of accrued interest payable relating to accrued interest incurred on the notes payable.

As at October 31, 2010, the Company has a working capital deficit of $66,367 compared with $5,705 at April 30, 2010 and the increase in the working capital deficit is attributed to the use of proceeds from debt financing for operating purposes rather than investing purposes, which dilutes the overall working capital of the Company.

Cashflow from Operating Activities

During the six months ended October 31, 2010, the Company used $48,943 of cash for operating activities The use of cash is attributed to the fact that the Company has not earned any revenues from operations and relies on financing to support its ongoing business objectives and strategies.

Cashflow from Financing Activities

During the six months ended October 31, 2010, the Company received $55,488 of cash from financing activities relating to the issuances of 10% notes payable.

Cashflow from Investing Activities

During the six monthts ended October 31, 2010, the Company did not have any investing activities.

Critical Accounting Policies

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

 Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, Shelley Guidarelli, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2010, due to the material weaknesses resulting from not having an Audit Committee or a financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not make any unregistered sales of equity securities during the applicable period, except as otherwise previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Shelley Guidarelli dated April 30, 2010	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Steve Ross dated May 10, 2010	Filed with the SEC on August 10, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	Consulting Agreement between the Company and Voltaire Gomez dated September 24, 2010	Filed herewith.
10.04	Amended Promissory Note between the Company and Steve Ross dated October 19, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMAN CAY DEVELOPMENT, INC.

Dated: December 16, 2010	By: /s/ Shelley Guidarelli
SHELLEY GUIDARELLI
Chief Executive Officer and President