Form 10-Q
period 2011-01-31
NORMAN CAY DEVELOPMENT, INC.
filed 2011-03-18
CIK 1492448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

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

As of March 11, 2011, there were 97,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NORMAN CAY DEVELOPMENT, INC.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "NCDI" refers to Norman Cay Development, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Financial Statements

For the Periods Ended January 31, 2011 (unaudited) and April 30, 2010

Balance Sheets (unaudited)

5

Statements of Operations (unaudited)

6

Statements of Cash Flows (unaudited)

7

Notes to the Financial Statements (unaudited)

8

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

(unaudited)

	January 31, 2011 $	April 30, 2010 $

ASSETS

Cash	77,738	4,918

Total Assets	77,738	4,918

LIABILITIES

Current Liabilities

Accounts payable	19,853	695
Accrued liabilities	3,663	–
Due to Related Parties	100	–
Note payable	65,416	9,928

Total Liabilities	89,032	10,623

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 97,500,000 and 75,000,000 common shares	97,500	75,000

Additional paid-in capital	(22,500)	(75,000)

Accumulated deficit during the development stage	(86,294)	(5,705)

Total Stockholders’ Deficit	(11,294)	(5,705)

Total Liabilities and Stockholders’ Deficit	77,738	4,918

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended January 31, 2011 $	For the Nine Months Ended January 31, 2011 $	Accumulated from April 29, 2010 (Date of Inception) to January 31, 2011 $

Revenues	–	–	–

Operating Expenses

General and administrative	3,278	23,426	24,131
Interest expense	1,649	3,663	3,663
Professional fees	15,000	53,500	58,500

Total Operating Expenses	19,927	80,589	86,294

Net Loss	(19,927)	(80,589)	(86,294)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	88,206,522	79,402,174

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the Nine Months Ended January 31, 2011 $	Accumulated from April 29, 2010 (Date of Inception) to January 31, 2011 $

Operating Activities

Net loss for the period	(80,589)	(86,294)

Changes in operating assets and liabilities:

Accounts payable	19,158	19,853
Accrued liabilities	3,663	3,663
Due to related parties	100	100

Net Cash Used In Operating Activities	(57,668)	(62,678)

Financing Activities

Proceeds from note payable	55,488	65,416
Proceeds from issuance of common stock	75,000	75,000

Net Cash Provided By Financing Activities	130,488	140,416

Increase in Cash	72,820	77,738

Cash – Beginning of Period	4,918	–

Cash – End of Period	77,738	77,738

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities:

Issuance of founders’ shares	–	5,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2011, the Company has not recognized any revenue, and has an accumulated deficit of $86,294. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at January 31, 2011 and April 30, 2010, there were no cash equivalents.

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There are no potentially dilutive shares.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of January 31, 2011 and April 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. The adoption of this standard had no material effect on the Company’s financial statements.

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

3.

Note Payable

As at January 31, 2011, the Company owes $65,416 (April 30, 2010 - $9,928) of notes payable to a non-related party. The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  During the period ended January 31, 2011, the Company recorded interest expense of $3,663.

4.

Related Party Transactions

As at January 31, 2011, the Company owes $100 to the President and CEO of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Common Shares

a)

On April 29, 2010, the Company issued 75,000,000 founders shares to the President and Director of the Company at $0.001 per share.

b)

On December 8, 2010, the Company issued 22,500,000 common shares for proceeds of $75,000.

c)

On January 24, 2011, the Company effected a 15-for-1 forward stock split for the issued and outstanding shares of the Company. The forward stock split resulted in the increase of issued and outstanding stock from 6,500,000 common shares to 97,500,000 common shares, and have been applied on a retroactive basis since the Company’s inception.

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

RESULTS OF OPERATIONS

Working Capital

RESULTS OF OPERATIONS

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended January 31, 2011 was $19,927, and comprised of professional fees of $15,000 relating to legal, accounting, and audit expenses incurred with respect to the filing of the October 31, 2010 10-Q, general and administrative expenses of $3,278 relating to day-to-day operating costs, and interest expense of $1,649 relating to interest expense on the $65,416 of outstanding 10% notes payable that the Company issued as part of its financing activities.

Operating expenses for the nine months ended January 31, 2011 were $80,589 and comprised of professional fees of $53,500 relating to legal, accounting, and audit expenses incurred with respect to the Company’s SEC filings, general and administrative expenses of $23,426 relating to day-to-day operating costs, and interest expense of $3,663 relating to interest expense on the outstanding 10% notes payable that the Company issued as part of its financing activities.

During the three and nine months ended January 31, 2011, the Company recorded a loss per share of $nil.

Liquidity and Capital Resources

As at January 31, 2011, the Company’s cash balance and total assets were $77,738 compared to $4,918 as at April 30, 2010.  The increase in cash and total assets were attributed to financing received from issuance of notes payable.

The Company had total liabilities of $89,032 compared with total liabilities of $10,623 as at April 30, 2010. The increase in total liabilities is attributed to issuances of 10% notes payable totaling $55,488 during the year, along with increase of $19,158 in accounts payable relating to $7,500 consulting agreement with Voltaire Gomez, $12,000 owing to CHZ LLP for legal fees, and $3,663 of accrued interest payable relating to accrued interest incurred on the notes payable.

As at January 31, 2011, the Company has a working capital deficit of $11,294 compared with $5,705 at April 30, 2010 and the increase in the working capital deficit is attributed to the use of proceeds from debt financing for operating purposes rather than investing purposes, which dilutes the overall working capital of the Company.

Cashflow from Operating Activities

During the nine months ended January 31, 2011, the Company used $57,668 of cash for operating activities The use of cash is attributed to the fact that the Company has not earned any revenues from operations and relies on financing to support its ongoing business objectives and strategies.

Cashflow from Financing Activities

During the nine months ended January 31, 2011, the Company received $130,488 of cash from financing activities relating to the issuances of 10% notes payable of $55,488 and proceeds from issuance of common shares of $75,000.

Cashflow from Investing Activities

During the nine months ended January 31, 2011, the Company did not have any investing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes in Internal Controls over Financial Reporting

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION.

Pursuant to the Company’s 424(b)(3) Prospectus as filed with the SEC on November 3, 2010, we sold a total of 22,500,000 split-adjusted shares of common stock for net proceeds of $75,000.00.

On January 19, 2011, we effectuated a forward split of the issued and outstanding common shares of the Company, whereby every one share of common stock held was exchanged for fifteen (15) shares of common stock. As a result, the issued and outstanding shares of common stock were increased from 6,500,000 prior to the forward split to 97,500,000 following the forward split. The forward split was payable as a dividend to shareholders of record upon surrender.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Shelley Guidarelli dated April 30, 2010	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Steve Ross dated May 10, 2010	Filed with the SEC on August 10, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	Consulting Agreement between the Company and Voltaire Gomez dated September 24, 2010	Filed herewith.
10.04	Amended Promissory Note between the Company and Steve Ross dated October 19, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Consulting Agreement between the Company and Voltaire Gomez	Filed with the SEC on December 17, 2010 as part of our 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMAN CAY DEVELOPMENT, INC.

Dated: March 11, 2011	By: /s/ Shelley Guidarelli
SHELLEY GUIDARELLI
Chief Executive Officer and President