Form 10-K
period 2011-04-30
NORMAN CAY DEVELOPMENT, INC.
filed 2011-08-10
CIK 1492448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

______________________

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2011

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

NORMAN CAY DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-167284	27-2616571
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

4472 Winding Lane Stevensville, MI 49127 (Address of principal executive offices)

(269) 429-7002
(Registrant’s Telephone Number) Copy of all Communications to: Carrillo Huettel, LLP 3033 5th Avenue, Suite 400 San Diego, CA 92103 Phone: 619-546-6100 Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 29, 2010 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “NCDL.OB”

As of August 8, 2011, there were 97,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “NCDL”, “we”, “us” and “our” are references to Norman Cay Development, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.

BUSINESS

Business Overview

Norman Cay Development, Inc. was incorporated in the State of Nevada on April 29, 2010. We intend to be an authorized reseller of wireless telephones and service plans. We believe that our success will depend on our ability to promote products and services consistent with the rapidly changing wireless industry. We will also need to anticipate and respond to the changing technologies and consumer demands by adjusting our inventories and services accordingly. Our goal is to become a successful retailer of wireless telephones and service plans with our initial operation in Michigan or elsewhere in the Midwest, where we will endeavor to establish and maintain a balanced company through both storefront and kiosk locations.

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

We intend to become authorized resellers of technology from the AT&T, Cricket, and Sprint networks, which will allow customers the freedom to choose the service that is right for them. Once we have obtained reseller licenses from wireless wholesalers, we will then seek to hire a knowledgeable sales staff that can answer any and all questions that our potential customers may have relating to wireless products and services. We intend to grow into a wireless retailer with multiple suppliers and to successfully promote our products, provide customers with a knowledgeable sales staff, and create a retail atmosphere that is much more intimate than that of large network store. We believe that we will help customers seeking wireless products and services feel more comfortable about purchasing a wireless solution.

We have not applied for a reseller's license and although we have not obtained any reseller’s license, to date, we plan to seek out and establish mutually beneficial relationships with various wireless wholesalers through which we will act as an authorized reseller. We have begun the process of identifying various wireless wholesalers and have additionally begun taking the necessary steps to complete the applications to become a licensed reseller. However, most (but not all) major wireless wholesalers require a company to be funded with a minimum of $20,000 - $25,000 before allowing the licensee to become a certified reseller.

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

We believe that our business model is scalable and can either be expanded or retracted based on the relative success of our future operations.

Obtaining a Resellers License

In the current marketplace, the most common and easiest way of becoming a licensed reseller is by contacting a master dealer. The master dealer will typically have a contract with a major carrier (i.e. Verizon, Cricket, Sprint, AT&T) that will authorize the master dealer to establish and maintain reseller's licenses with local and regional retailers. The master dealer will operate as the conduit to the major supplier or to major suppliers; some have only one cell phone carrier that they represent and others may represent multiple carriers.

The process of identifying and contracting with a master dealer is not always an easy task, and may require proof of adequate capitalization and a solid business plan prior to contracting with any potential reseller. Once licensed, the master dealer will typically provide basic training and support; they may provide collateral items necessary to launch our retail efforts (posters, brochures, paper contracts) and they will act as the supplier for our cell phone inventory. Additionally, the master dealer will provide the activation system for new service activation and typically they will be responsible for paying commissions to us for the new activations.

Once under contract, the sale of a variety of licensed products will be a key element of our strategy and we intend to expand our offerings of licensed products over the coming years. Under typical license agreements with any master dealer, we will be generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, and make specified royalty and advertising payments (usually based on a percentage of net sales of licensed products). Failure to satisfy the requirements or otherwise meet our obligations under a potential license agreement usually grants the licensor the right to terminate our license.

Timeline of Anticipated Operational Milestones

The Milestones table hereunder is designed to be a working plan for the initial stages of the Company's business activities, including legal negotiations, hiring of personnel, renting commercial retail space, building of initial inventory, marketing, and the beginning of physical operations.

Timeline	Activity	Anticipated Costs	Discussion of Milestone Activity
0-2 Months	Raise Capital through the sale of registered stock	$1,000 - $2,000 in anticipated general and administrative expenses.	The Company does not foresee any reason that this phase of our anticipated activities would be delayed.
1-3 Months	Identify and pursue initial reseller's license.	*$20,000 - $25,000 in capital must have been raised.

As discussed herein, typical reseller licenses will only be granted when the applicant can show that the Company is adequately capitalized to initiate its business plan. According to our initial research, this requirement is typically in the $20,000 to $25,000 dollar range. Our initial application will be based on the Company's financing and our assessment of which provider will be able to provide the most flexible and low cost monthly and data plans.

(*These funds will remain available to the Company for capital expenditures; the requirement is to show adequate capitalization, not to keep this amount of cash on hand.)

	Begin process of identifying and negotiating lease of kiosk space or retail space	$500 - $1,000 anticipated for legal fees in order to effectively negotiate and complete any lease.

The Company has contacted locations where space, both retail and kiosk, is available. Due to the current financial conditions in the area, retail space is being offered with many incentives. We do not foresee any significant difficulties in identifying and securing adequate retail space.

	Begin placing ads in local media seeking qualified sales associates and begin the hiring process.	$500 - $1000 - We will only pay to place ads in local newspapers if we are unable to adequately utilize free internet job websites.

We anticipate seeking out sales persons with sales experience in the wireless industry. We will offer no benefits and will base our hourly wages on what is customary for retail sales in our initial region. We do not anticipate offering a commission structure; however, commissions may be implemented once we have begun complete operations.

	Finalize legal process for hiring employees in the State of Michigan.	$500 - $800 in anticipated legal fees.	Assuming the Company's financing meets our expectations, we do not foresee any reason that this activity would be delayed or suspended.

2-4 Months	Begin substantive work on the Company's website once the address is secured. Web address: www.nccellular.com	$1000 - $1,500 to develop the initial basic webpage.

Our initial webpage will contain basic information relating to store hours and location. However, as revenue increases or financing becomes available, we intend to expand the website to include carriers, plans, phones and any special deals we may be offering. Web development is an important part of any business in today's competitive marketplace and we intend to allocate resources to maintain a web presence as such funds become available to the Company.

	Begin the hiring process.	We will offer hourly wages beginning at $8.50 per hour up to $10.00 per hour for those employees with retail experience.

The number of anticipated employees we will hire depends on the success of our capital raising and future financings. If we determine that a kiosk is the most cost efficient and effective way to get a foothold in the marketplace, then our employee needs will be less than if we decided that a traditional brick and mortar store is more in line with our projected success. We are confident that there is an adequate pool of candidates willing to work for our stated wages.

2-6 Months	Acquisition of items related to our retail sales efforts.	$3,000 - $4,500 - in uniform costs, collateral, posters, computer-based inventory and pricing system and other items necessary to launch our brand.

We have contacted a retail solution provider operating in our area. As we move closer to finalizing our retail lease we will further our discussions based on our needs. Additionally, we have located several uniform suppliers on the internet and will contact such providers as we move forward with our business development.

	Begin acquisition of initial inventory.	$15,000 - $20,000 anticipated in initial inventory costs.

We will purchase our initial inventory, which we anticipate will include new models of cell phones, pay-as-you-go cell phones and cell phone accessories. By making agreements directly with specific cell phone companies for deals, new releases, and special model announcements, we will have a competitive edge.

5-7 Months	Begin marketing	$2,000 - $3,500

We anticipate most of our initial marketing costs will be related to our "grand opening" complete with special promotional packages, deals and "limited time only" sales. We will also explore using handout flyers and classified announcements to announce our opening.

	Begin operations	$2,500 - $4,000	We anticipate allocating these funds to be used for miscellaneous operational expenses as we approach our opening.

Our Planned Products and Services

We anticipate generating revenue through the following means:

•

Prepaid Activations and Recharge: We intend to heavily market and offer prepaid phones. These phones are extremely popular with persons who do not want a fixed monthly bill, long-term contract, have poor credit histories, and for those who are new to cellular phones and do not intend to use the phone extensively.  Revenue is generated in one of two ways: (i) the mark-up from wholesale to retail price of the pre-paid phone; and (ii) commissions paid on pre-paid calling cards and pre-paid minutes;

•

New Contract Activations: When our sales team is able to sell a potential customer a new long-term service plan, typically a one to two year contract, our commission will range from $75.00-$250.00 depending on the carrier, service plan sold, contract period and additional features;

•

Upgrades/Contract Extensions: A contract or upgrade occurs at the end of the contract period should the customer decide to extend the contract period;

•

Service Plan Add-ons: Add-ons typically include services like unlimited text messaging packages, Smartphone email and business professional packages, and/or an internet packages to their existing phone plans; and

•

Accessory Sales: We intend to offer a multitude of cell phone accessories, such as cases, chargers, and hands-free headsets.

Advertising and Marketing

Our marketing strategy will begin with word of mouth, which will always be our most important means of promotion. If we generate sufficient revenues, we intend to implement an advertising and marketing campaign to increase awareness of the Company and to acquire new customers through multiple channels, including traditional and online advertising. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes product awareness and promotes customer acquisition.

We plan to brand and market our website which will be found at www.nccellular.com. Initially, our website will provide simple and efficient information about the Company (e.g. location, hours, basic services offered, etc.). However, we know that a website with a great design, easy navigation, and purchasing capability is a key factor to online shopping and Company growth. Once our website is fully developed, we will begin to market and advertise our website with cost-effective online marketing tools. We will begin with search engine optimization (SEO) of our website. This will increase our websites ranking on search engines within organic keyword searches. There are many different ways to improve SEO of a website, and many companies can charge up to $15,000 to provide SEO. We plan on initiating the SEO of our website ourselves to keep our costs down.

If our online marketing efforts prove to be successful, we will instill a print media campaign that will be focused in southwestern Michigan. We anticipate using handouts in front of or near our retail location, and move towards print advertising in newspapers and magazines. We will also use marketing collateral such as brochures and posters to provide to our customers with information about our services, plans, those carriers we are resellers for and any other information deemed beneficial to assist our potential customers in choosing us as their wireless solution provider. We will use display units, brochure holders and cell phone displays to whatever extent those items are made available from our suppliers. We believe we may be able to obtain some display unit collaterals from our suppliers. However, until our suppliers decide to give us collateral, we may need to purchase it directly. We estimate costs of approximately $100-200 to purchase and put all of the small retail display units in place. According to our research, after a few months of operation, with a solid number of activations each month, our suppliers will be allocating specific collateral for us to use in our store, which will make our store look more authentic to potential and existing customers.

Additionally, we will explore outdoor signs, as they are a great way to promote our store. Outdoor signs can be purchased from any number of sign manufacturers. The costs of creating outdoor signs can vary depending on the type of sign, but we expect to pay anywhere from $250-500 to have them created.

The Industry

The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing technologies such as Wi-Fi, WiMax, and VoIP. We plan on implementing and offering future technological innovations so as not to lose customers and keep up with these changes.

According to a recent industry survey conducted by CTIA - The Wireless Association® (“CTIA”), some 50-70 million customers purchase new wireless service each year. The recent boom of social networking websites, including Twitter and Facebook, are helping drive the wireless marketplace. Many potential customers are being driven into the wireless marketplace as the digitalization of music, photos, navigation, videos, text messages and email have become increasingly more pervasive over the past 10 years. According to the same CTIA survey, "wireless data service revenues increased 25.7% from the last half of 2008 to reach more than $22 billion for the last half of 2009. Wireless data revenues, which represent what consumers spend on non-voice services, were more than 28% of all wireless service revenues." The survey also illuminates the increasing popularity of text and instant messaging; during 2009 there were 1.5 trillion text messages sent over wireless networks.  Further, CTIA estimates that the American cell phone industry employs some 249,000 persons and that U.S. wireless service companies have continually increased over the past few years. The numbers continue to increase in the United States for those seeking lower cost plans.  (http://www.plunkettresearch.com/wireless)

According to a recent report published by the Plunkett Research, the global telecommunications industry generated approximately $159.9 billion in revenues in the United States alone in 2010. Further, from the end of 2008 to July 2010, there was an estimated increase of one billion cell phone users worldwide, bringing the current estimate to 5 billion subscribers.  By mid 2011, there were an estimated 303 million cellular telephone subscriptions in the United States alone. The number of subscribers to ultrafast 3G or 4G service is already approximately 1 billion.  It is clear that the wireless handset has evolved and continues to evolve beyond a simple wireless telephone. The cell phone is becoming the primary communication link to the world as well as a personal entertainment center and source of information. We anticipate that this market will continue to grow and that more users will be attracted to lower pricing models and short-term or no-term contracts, including prepaid models. As the market for cell phone users worldwide grows, we hope this will translate into increased cell phone usage in Michigan, particularly in the Stevensville area. As cell phone usage in areas increase, the demand for better service increases and more cell phone companies could petition to construct additional cell phone towers, thereby meeting the increased demand. The increase of cell phone towers in the Stevensville area would further supplement the growth potential of cell phone usage in the targeted area. Additionally greater cell phone usage worldwide means greater cell phone usage in cities in the United States with large populations, and as discussed above, Stevensville is conveniently located next to more populous cities.  (http://www.plunkettresearch.com/wireless)

Competition

The market for distributing wireless phones and accessories is intensely competitive. The Company will compete for sales of wireless phones and accessories with a multitude of wireless communications device distributors, manufacturers and licensed resellers. The Company expects that it will compete with these other service providers on the bases of the wireless carrier plans and additional services it is able to offer and the Company's ability to acquire and retain adequate inventory and personnel. The Company will also compete on the bases of service quality and price. Our competitors primarily will be retail licensed resellers. Accordingly, there is substantial and increasing competition in all aspects of the wireless communications industry, including the retail sector. Our competitors in larger and more populous cities such as South Bend, Grand Rapids, and Chicago that surround Stevensville, Michigan will primarily be licensed retail resellers.  As there is substantial and increasing competition in all aspects of the wireless communications industry, including the retail sector, we will compete for new and existing wireless communication customers based on our reputation, customer service, price and special offerings. Our principal competitors will be franchise stores, including Verizon, AT&T, Sprint Nextel and T-Mobile, which collectively serve over 90% of the U.S. wireless market. Other direct competitors will include regional carriers, such as Alltel and U.S. Cellular, niche carriers, such as MetroPCS and Cricket Communications Inc., and other resellers.

We anticipate that most, if not all, of our competitors will have greater name and brand recognition, access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our competitors may be able to purchase equipment, supplies and services at lower prices than us in the initial stages of our development.  As a result, our operations may be significantly and negatively impacted by our larger, more established competitors.  Once we commence operations, if we are not able to generate enough revenue by attracting new and existing wireless communications customers and/or by enticing customers to purchase from us rather than from our larger, more established competition, we may be forced to cease operations.

Our ability to compete successfully will depend, in part, on the quality of the inventory, service plans, and accessories we offer, our customer service, marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new services and technologies, new products, changes in consumer preferences, demographic trends, economic conditions, and pricing strategies of competitors. As a result of competition, we may be required to:

•

increase overall spending to ensure we are offering the best quality products and services to our customers;

•

continually assess and evaluate our service plans and other offers to ensure that we are offering the most compelling and affordable products and services; and,

•

increase our advertising, promotional spending, commissions and other subscriber acquisition costs.

As the wireless communications markets continue to mature, we expect that competition for the Company will intensify.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We currently are using a portion of our Chief Executive Officers' home as our corporate headquarters, this space is located at 4472 Winding Lane in Stevensville, MI 49127 and we are using the space rent-free. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since December 28, 2010 under the symbol “NCDL.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since we began trading on December 28, 2010 based on our fiscal year end April 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
Third Fiscal Quarter (Nov. 1, 2010 – Jan. 31 2011)	--	--
Fourth Fiscal Quarter (Feb. 1, 2011 – Apr. 30, 2011)	--	--
First Fiscal Quarter (May 1, 2011 – Jul. 31, 2011)	0.25	0.18
Second Fiscal Quarter (Aug. 1, 2011 – Oct. 31, 2011)	N/A	N/A

 Record Holders

As at July 25, 2011, an aggregate of 97,500,000 shares of our common stock were issued and outstanding and were owned by approximately 24 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

On January 24, 2011, the Company effectuated a forward split of the issued and outstanding common shares of the Company, whereby every one share of common stock held was exchanged for fifteen (15) shares of common stock. As a result, the issued and outstanding shares of common stock were increased from 6,500,000 prior to the forward split to 97,500,000 following the forward split. The forward split was payable as a dividend to shareholders of record upon surrender.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	April 30, 2011	April 30, 2010
Current Assets	$71,160	$4,918
Current Liabilities	$102,479	$10,623
Working Capital (Deficit)	$(31,319)	$(5,705)

Cash Flows

	April 30, 2011	April 30, 2010
Cash Flows from (used in) Operating Activities	$(64,246)	$(5,010)
Cash Flows from (used in) Financing Activities	$130,488	$9,928
Net Increase (decrease) in Cash During Period	$66,242	$4,918

Operating Revenues

During the years ended April 30, 2011 and 2010, the Company did not record any operating revenues.

Operating Expenses and Net Loss

During the year ended April 30, 2011, the Company recorded operating expenses of $95,356 compared with $5,705 for the year ended April 30, 2010.  The increase in operating expenses is attributed to increase of $62,100 in professional fees and $$27,551 for general and administrative expenses relating to the fact that fiscal 2011 included the full fiscal year whereas the fiscal 2010 year represented only 2 days from inception to the year-end date.

Liquidity and Capital Resources

As at April 30, 2011, the Company’s cash and total asset balance was $71,160 compared to $4,918as at April 30, 2010. The increase in total assets is attributed to proceeds from financing through issuance of common shares and notes payable where the proceeds received have not been spent on operating or investing activities.

As at April 30, 2011, the Company had total liabilities of $102,479 compared with total liabilities of $10,623 as at April 30, 2010. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $36,268 due to timing differences between the issuance and payment of invoices, and $55,488 in amounts due to related parties due to financing received for day-to-day operations.

As at April 30, 2011, the Company had a working capital deficit of $31,319 compared with a working capital deficit of $5,705 as at April 30, 2010.  The increase in working capital deficit was attributed to use of cash for operating activities where a significant portion of the cash financing was through short-term note payable or amounts from related parties.

Cashflow from Operating Activities

During the year ended April 30, 2011, the Company used $64,246 of cash for operating activities compared to the use of $5,010 of cash for operating activities during the year ended April 30, 2010. The change in net cash used in operating activities is attributed to the fact that the current year encompassed a full fiscal year of operating activity whereas the prior year only incorporated two days of the fiscal period.

Cashflow from Financing Activities

During the year ended April 30, 2011, the Company received $130,488 of cash from financing activities compared to $9,928 for the year ended April 30, 2010.  The change in cash flows from financing activities is attributed to receipt of $75,000 from the issuance of 22,500,000 common shares and receipt of $55,488 from issuance of notes payable, which are unsecured, due interest at 10% per annum, and due on demand.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Financial Statements

For the Periods Ended April 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statements Stockholders’ Deficit

F-5

Statements of Cash Flows

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Norman Cay Development, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Norman Cay Development, Inc. (A Development Stage Company) as of April 30, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month period ended April 30, 2011 and the period from April 29, 2010 (inception) through April 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norman Cay Development, Inc. as of April 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 9, 2011

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Balance Sheets

	April 30, 2011 $	April 30, 2010 $

ASSETS

Cash	71,160	4,918

Total Assets	71,160	4,918

LIABILITIES

Current Liabilities

Accounts payable	31,705	695
Accrued liabilities	5,258	–
Due to Related Parties	100	–
Note payable	65,416	9,928

Total Liabilities	102,479	10,623

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 97,500,000 and 75,000,000 common shares	97,500	75,000

Additional paid-in capital	(22,500)	(75,000)

Accumulated deficit during the development stage	(106,319)	(5,705)

Total Stockholders’ Deficit	(31,319)	(5,705)

Total Liabilities and Stockholders’ Deficit	71,160	4,918

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Statements of Operations

	For the Year Ended April 30, 2011 $	For the Period from April 29, 2010 (Date of Inception) To April 30, 2010 $	Accumulated from April 29, 2010 (Date of Inception) to April 30, 2011 $

Revenues	–	–	–

Operating Expenses

General and administrative	28,256	705	28,961
Professional fees	67,100	5,000	72,100

Total Operating Expenses	95,356	5,705	101,061

Other Expense

Interest expense	5,258	–	5,258

Net Loss	(100,614)	(5,705)	(106,319)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	83,815,068	75,000,000

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From April 29, 2010 (Date of Inception) to April 30, 2011

				Accumulated
				Deficit
				during the
	Common Stock		Additional	Development
	Shares	Par Value	Paid-In Capital	Stage	Total
	#	$	$	$	$

Balance – April 29, 2010 (Date of Inception)	–	–	–	–	–

Issuance of founders shares	75,000,000	75,000	(75,000)	–	–

Net loss for the period	–	–	–	(5,705)	(5,705)
	–	–
Balance – April 30, 2010	75,000,000	75,000	(75,000)	(5,705)	(5,705)

Issuance of common shares for cash	22,500,000	22,500	52,500	–	75,000

Net loss for the period	–	–	–	(100,614)	(100,614)
	–	–
Balance – April 30, 2011	97,500,000	97,500	(22,500)	(106,319)	(31,319)

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

	For the Year Ended April 30, 2011 $	For the Period from April 29, 2010 (date of inception) to April 30, 2010 $	Accumulated from April 29, 2010 (Date of Inception) to April 30, 2011 $

Operating Activities

Net loss for the period	(100,614)	(5,705)	(106,319)

Changes in operating assets and liabilities:

Accounts payable	31,010	695	31,705
Accrued liabilities	5,258	–	5,258
Due to related parties	100	–	100

Net Cash Used In Operating Activities	(64,246)	(5,010)	(69,256)

Financing Activities

Proceeds from note payable	55,488	9,928	65,416
Proceeds from issuance of common stock	75,000	–	75,000

Net Cash Provided By Financing Activities	130,488	9,928	140,416

Increase in Cash	66,242	4,918	71,160

Cash – Beginning of Period	4,918	–	–

Cash – End of Period	71,160	4,918	71,160

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:

Issuance of founders’ shares	–	75,000	75,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2011, the Company has not recognized any revenue, and has an accumulated deficit of $106,319. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2011 and 2010, the Company had no cash equivalents.

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at April 30, 2011 and 2010, there were no items that were potentially dilutive.

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

c)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of April 30, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of this standard did not have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Note Payable

As at April 30, 2011, the Company owes $65,416 (2010 - $9,928) of notes payable to a non-related party. The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  During the year ended April 30, 2011, the Company recorded interest expense of $5,258.

4.

Related Party Transactions

As at April 30, 2011, the Company owes $100 (2010 - $nil) to the President and CEO of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

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

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

6.

Income Taxes

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended April 30, 2011 and 2010 as a result of the following:

	April 30, 2011 $	April 30, 2010 $

Net loss before taxes	(100,614)	(5,705)
Statutory rate	34%	34%

Computed expected tax recovery	34,209	1,940
Change in valuation allowance	(34,209)	(1,940)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at April 30, 2011 and 2010 after applying enacted corporate income tax rates are as follows:

	April 30, 2011 $	April 30, 2010 $

Net operating losses carried forward	36,149	1,940

Valuation allowance	(36,149)	(1,940)

Net deferred tax asset	–	–

The Company has incurred operating losses of $106,319 which, if unutilized, will begin to expire in 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2011 and 2010, the Company has no uncertain tax positions.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes in Internal Control and Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of April 30, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in 2011.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

On May 15, 2011, the Company entered into an Investor Relations Agreement (the “IR Agreement”) with LiveCall Investor Relations Company, a Nevada corporation (“LiveCall”), pursuant to which LiveCall shall perform investor relations services on behalf of the Company for a period of twelve (12) months, which shall automatically renew for successive periods of twelve (12) months unless earlier terminated.  In exchange for such services, the Company shall pay to LiveCall a monthly fee of two thousand five hundred USD ($2,500).  A copy of the IR Agreement is attached as an exhibit hereto and is incorporated herein by reference.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Shelley Guidarelli	57	Director, Chairman, President and CEO	April 29, 2010

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our shareholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues.  Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Shelley Guidarelli -- Ms. Guidarelli has been the President, owner, recruiter, and consultant of her business, Guidarelli Staffing Solutions, LLC, since 1985. She is also currently the Contract Recruiting Partner for CPGjobs, where she has been employed for 8 years, and her business, Guidarelli Staffing Solutions, LLC, is an affiliate of CPGjobs. Both companies provide search services for companies looking to fill open positions. Ms. Guidarelli has extensive experience in Corporate Sales, Business Development, and client management and brings to the Company strong industry knowledge and competitive skills in her approach to business.

Identification of Significant Employees

We have no employees, other than Shelley Guidarelli, our sole officer and director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended April 30, 2011 and 2010:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shelley Guidarelli (1) President, CEO, Director	2011	6,000	-0-	-0-	-0-	-0-	-0-	-0-	6,000
	2010	-0-	-0-	5,000(2)	-0-	-0-	-0-	-0-	5,000

Notes to Summary Compensation Table:

(1) Pursuant to a Management Agreement dated May 1, 2010, Shelley Guidarelli agreed to act as our President and Chief Executive Officer, and Chairman of the Board of Directors. Additionally, she has agreed to act as our sole officer and director and currently devotes approximately 15-20 hours per week to manage the affairs of the Company. Ms. Guidarelli received a stock award of 5,000,000 shares of the Company's Common Stock in exchange for such activities related to the Company's pre-incorporation activities and costs associated with the Company’s formation. Additionally, pursuant to the Management Agreement, Ms. Guidarelli shall receive a monthly fee of $2,500 per calendar month. Such Fee may be converted into shares of the Company's Common Stock at a conversion rate to be determined by and between the Company and Ms. Guidarelli from time to time. Such fee shall be payable on the last day of each calendar quarter. As of the date of this Filing, all compensation due and owing Ms. Guidarelli is being accrued and deferred until such time that Ms. Guidarelli believes it to be in the best interest of the Company to pay any such amounts due and owing. There are no annuity, pension or retirement benefits proposed to be paid to our current officer and director and employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

(2) The stock awards to Shelley Guidarelli were issued beginning April 29, 2010 for services rendered in connection with the formation of the Company. This dollar estimate is based on the grant date aggregate fair value at the close of business in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 25, 2011, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Shelley Guidarelli (3) 4472 Winding Lane Stevensville, MI 49127	Common	75,000,000	76.92%
All Officers and Directors as a Group (1 Person)	Common	75,000,000	76.92%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 97,500,000 issued and outstanding shares of common stock as of July 25, 2011.

(3)

Shelley Guidarelli is the Company’s sole officer and director.  Her beneficial ownership includes 75,000,000 common shares.

Changes in Control

 There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at April 30, 2011, the Company owes $100 to the President and CEO of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Shelley Guidarelli is not an independent director because she is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2011	Year Ended April 30, 2010
Audit fees	$8,600	$4,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$8,600	$4,000

Audit Fees

During the fiscal years ended April 30, 2011, we incurred approximately $8,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended April 30, 2011.

During the fiscal year ended April 30, 2010, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Shelley Guidarelli dated April 30, 2011	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Steve Ross dated May 10, 2010	Filed with the SEC on August 10, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	Amended Promissory Note between the Company and Steve Ross dated October 19, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 24, 2010	Filed with the SEC on December 17, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated May 15, 2011	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMAN CAY DEVELOPMENT, INC.

Dated: August 8, 2011

/s/ Shelley Guidarelli

By: Shelley Guidarelli

Its: President, Principal Executive Officer &

Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 8, 2011

/s/ Shelley Guidarelli

Shelley Guidarelli - Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.