Form 10-Q
period 2011-07-31
NORMAN CAY DEVELOPMENT, INC.
filed 2011-09-14
CIK 1492448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

        . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Yes   X  . No      .

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

Yes   X  . No      .

As of September 13, 2011, there were 98,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NORMAN CAY DEVELOPMENT, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Norman Cay Development, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "NCDI" refers to Norman Cay Development, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Financial Statements

For the Periods Ended July 31, 2011 (unaudited) and April 30, 2011

Balance Sheets (unaudited)	4
Statements of Operations (unaudited)	5
Statements of Cash Flows (unaudited)	6
Notes to the Financial Statements (unaudited)	7

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	July 31, 2011 $	April 30, 2011 $

ASSETS

Cash	36,534	71,160

Total Assets	36,534	71,160

LIABILITIES

Current Liabilities

Accounts payable	31,140	31,705
Accrued liabilities	6,907	5,258
Due to Related Parties	100	100
Note payable	65,416	65,416

Total Liabilities	103,563	102,479

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 97,500,000 common shares	97,500	97,500

Additional paid-in capital	(22,500)	(22,500)

Accumulated deficit during the development stage	(142,029)	(106,319)

Total Stockholders’ Deficit	(67,029)	(31,319)

Total Liabilities and Stockholders’ Deficit	36,534	71,160

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended July 31, 2011 $	For the Three Months Ended July 31, 2010 $	Accumulated from April 29, 2010 (Date of Inception) to July 31, 2011 $

Revenues	–	–	–

Operating Expenses

General and administrative	19,061	6,313	48,022
Professional fees	15,000	25,500	87,100

Total Operating Expenses	34,061	31,813	135,122

Other Expense

Interest expense	1,649	735	6,907

Net Loss	(35,710)	(32,548)	(142,029)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	97,500,000	75,000,000

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Statements of Cashflows

(unaudited)

	For the Three Months Ended July 31, 2011 $	For the Three Months Ended July 31, 2010 $	Accumulated from April 29, 2010 (Date of Inception) to April 30, 2011 $

Operating Activities

Net loss for the period	(35,710)	(32,548)	(142,029)

Changes in operating assets and liabilities:

Accounts payable	(565)	(360)	31,140
Accrued liabilities	1,649	735	6,907
Due to related parties	–	–	100

Net Cash Used In Operating Activities	(34,626)	(32,173)	(103,882)

Financing Activities

Proceeds from note payable	–	29,994	65,416
Proceeds from issuance of common stock	–	–	75,000

Net Cash Provided By Financing Activities	–	29,994	140,416

Increase (Decrease) in Cash	(34,626)	(2,179)	36,534

Cash – Beginning of Period	71,160	4,918	–

Cash – End of Period	36,534	2,739	36,534

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:

Issuance of founders’ shares	–	–	5,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2011, the Company has not recognized any revenue, and has an accumulated deficit of $142,029. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of July 31, 2011 and April 30, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NORMAN CAY DEVELOPMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

3.

Note Payable

As at July 31, 2011, the Company owes $65,416 (April 30, 2011 - $65,416) of notes payable to a non-related party. The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  During the period ended July 31, 2011, the Company recorded interest expense of $1,649 (2010 - $735).

4.

Related Party Transactions

As at July 31, 2011, the Company owes $100 (April 30, 2011 - $100) to the President and CEO of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Subsequent Events

a)

On August 25, 2011, the Company received $100,000 from a non-related party as part of a note payable.  Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand.

b)

On September 1, 2011, the Company entered into a consulting agreement for professional services in exchange for the issuance of 1,000,0000 common shares.

b)

On September 2, 2011, the Company entered into a share exchange agreement (the “Agreement”) with Discovery Gold Ghana Limited (“Discovery”), a company organized under the laws of the country of Ghana.  Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding shares of Discovery in exchange for $100,000 and 17,500,000 common shares of the Company.  As of the date of the filing, the common shares have not been issued.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	July 31, 2011 $	April 30, 2011 $
Current Assets	36,534	71,160
Current Liabilities	103,563	102,479
Working Capital (Deficit)	(67,029)	(31,319)

Cash Flows

	Three months ended July 31, 2011 $	Three months ended July 31, 2010 $
Cash Flows from (used in) Operating Activities	(34,626)	(32,173)
Cash Flows from (used in) Financing Activities	-	29,994
Net Increase (decrease) in Cash During Period	(34,626)	(2,179)

Operating Revenues

During the periods ended July 31, 2011 and 2010, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended July 31, 2011, the Company incurred operating expenses of $34,061 compared with $31,813 for the three months ended July 31, 2010.  The increase in operating expenses was attributed to an increase in general and administrative expense of $12,748 due to $5,000 incurred on website costs and $5,000 on investor relations.  The increase was offset by a decrease in professional fees of $10,500 as the Company was going through its S-1 registration process which required additional legal services.

For the three months ended July 31, 2011, the Company recorded a net loss of $35,710 compared with a net loss of $32,548 for the three months ended July 31, 2010.  In addition to operating expenses, the Company incurred interest expense of $1,649 during the three months ended July 31, 2011 compared with $735 during the three months ended July 31, 2010 relating to interest on its note payable of $65,416, which is due interest at 10% per annum.  The increase in interest expense was due to the fact that the current period accounted for the entire three month period whereas the prior year only incorporated a partial period.

Liquidity and Capital Resources

At July 31, 2011, the Company had cash and total assets of $36,534 compared with $71,160 at April 30, 2011.  The decrease in cash and total assets were attributed to the fact that the Company incurred operating activity during the period but did not raise new financing or received any funds from any operating activity.

At July 31, 2011, the Company had total liabilities of $103,563 compared with $102,479 at April 30, 2011.  Overall, total liabilities were consistent with the prior period.

The Company had a working capital deficit of $67,029 at July 31, 2011 compared with $31,319 at April 30, 2011.  The increase in working capital deficit was attributed to expenditures incurred during the period for which the Company did not raise new financing.

Cashflow from Operating Activities

During the three months ended July 31, 2011, the Company used cash flows of $34,626 in operating activities compared with $32,173 of cash flows during the three months ended July 31, 2010.  Overall, cash flows from operating activities were consistent with prior year.

Cashflow from Financing Activities

During the three months ended July 31, 2011, the Company did not raise any new financing compared with receipt of $29,994 during the three months ended July 31, 2010 for the proceeds received from issuance of a note payable.

Subsequent Developments

On September 2, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Discovery Gold Ghana Limited, a company organized under the laws of the country of Ghana (“DGG”), the stockholders of DGG (the “DGG Stockholders”), and the majority stockholder of the Company (the “Controlling Stockholder”).  Pursuant to the Share Exchange Agreement, the Company shall acquire one hundred percent (100%) of the issued and outstanding ordinary shares of DGG, and in exchange the Company shall: (i) make a one-time payment of one hundred thousand dollars ($100,000) to DGG and (ii) issue seventeen million five hundred thousand (17,500,000) newly-issued shares of restricted common stock of the Company to the DGG Stockholders as further set forth in the Share Exchange Agreement. As a result of the Share Exchange Agreement, the DGG Stockholders will hold approximately 15.22% of the issued and outstanding common stock of the Company.  As of the date of this filing, the common shares have not been issued.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on August 10, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

On September 1, 2011, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Kevin Coombes, an individual (“Mr. Coombes”), pursuant to which Mr. Coombes shall provide accounting and administrative services to the Company for a term of two (2) years.  In exchange for his services, Mr. Coombes shall receive a one-time issuance of one million (1,000,000) shares of restricted common stock of the Company.

On September 2, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Discovery Gold Ghana Limited, a company organized under the laws of the country of Ghana (“DGG”), the stockholders of DGG (the “DGG Stockholders”), and the majority stockholder of the Company (the “Controlling Stockholder”).  Pursuant to the Share Exchange Agreement, the Company shall acquire one hundred percent (100%) of the issued and outstanding ordinary shares of DGG, and in exchange the Company shall: (i) make a one-time payment of one hundred thousand dollars ($100,000) to DGG and (ii) issue seventeen million five hundred thousand (17,500,000) newly-issued shares of restricted common stock of the Company to the DGG Stockholders as further set forth in the Share Exchange Agreement. As a result of the Share Exchange Agreement, the DGG Stockholders will hold approximately 15.22% of the issued and outstanding common stock of the Company.  As of the date of this filing, the common shares have not been issued.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Shelley Guidarelli dated April 30, 2011	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Steve Ross dated May 10, 2010	Filed with the SEC on August 10, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	Amended Promissory Note between the Company and Steve Ross dated October 19, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 24, 2010	Filed with the SEC on December 17, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated May 15, 2011	Filed with the SEC on August 10, 2011 as part of our Annual Report on Form 10-K.
10.06	Consulting Agreement between the Company and Kevin Coombes dated September 1, 2011	Filed herewith.
10.07	Share Exchange Agreement with Discovery Gold Ghana Limited dated September 2, 2011	Filed with the SEC on September 7, 2011 as part of our Current Report on Form 8-K.
10.08	Convertible Promissory Note between the Company and Donald Ross dated September14, 2011	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by Amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by Amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by Amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by Amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by Amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by Amendment.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMAN CAY DEVELOPMENT, INC.
Dated: September 14, 2011	/s/ Shelley Guidarelli
SHELLEY GUIDARELLI
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 14, 2011	/s/ Shelley Guidarelli
By: SHELLEY GUIDARELLI Its: Director