Form 10-Q/A
period 2011-07-31
NORMAN CAY DEVELOPMENT, INC.
filed 2011-09-23
CIK 1492448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

 FORM 10-Q/A

Amendment No. 1

_________________

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

  X . Yes           . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X . Yes           .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   X .  Yes        .  No

As of September 13, 2011, there were 98,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Norman Cay Development, Inc. (the “Company”) on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Shelley Guidarelli dated April 30, 2011	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Steve Ross dated May 10, 2010	Filed with the SEC on August 10, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	Amended Promissory Note between the Company and Steve Ross dated October 19, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 24, 2010	Filed with the SEC on December 17, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated May 15, 2011	Filed with the SEC on August 10, 2011 as part of our Annual Report on Form 10-K.
10.06	Consulting Agreement between the Company and Kevin Coombes dated September 1, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.07	Share Exchange Agreement with Discovery Gold Ghana Limited dated September 2, 2011	Filed with the SEC on September 7, 2011 as part of our Current Report on Form 8-K.
10.08	Convertible Promissory Note between the Company and Donald Ross dated September14, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

NORMAN CAY DEVELOPMENT, INC.
Dated: September 21, 2011	/s/ Shelley Guidarelli
SHELLEY GUIDARELLI
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 21, 2011	/s/ Shelley Guidarelli
By: SHELLEY GUIDARELLI Its: Director