Form 10-Q
period 2011-10-31
NORMAN CAY DEVELOPMENT, INC.
filed 2011-12-20
CIK 1492448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of December 14, 2011, there were 47,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NORMAN CAY DEVELOPMENT, INC. *

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

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “NCDL”, “we”, “us” and “our” are references to Norman Cay Development, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Consolidated Financial Statements

For the Periods Ended October 31, 2011 (unaudited) and April 30, 2011

Consolidated Balance Sheets (unaudited)

4

Consolidated Statements of Operations (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

3

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(unaudited)

	October 31, 2011 $	April 30, 2011 $

ASSETS

Cash	11,928	71,160

Total Current Assets	11,928	71,160

Mineral property	4,800,000	–

	4,811,928	71,160

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	173,410	36,963
Due to related parties	25,100	100
Note payable	165,416	65,416

Total Liabilities	363,926	102,479

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 47,000,000 and 97,500,000 common shares, respectively	47,000	97,500

Additional paid-in capital	4,838,000	(22,500)

Accumulated deficit during the development stage	(436,998)	(106,319)

Total Stockholders’ Equity (Deficit)	4,448,002	(31,319)

Total Liabilities and Stockholders’ Equity (Deficit)	4,811,928	71,160

4

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended October 31, 2011 $	For the Three Months Ended October 31, 2010 $	For the Six Months Ended October 31, 2011 $	For the Six Months Ended October 31, 2010 $	Accumulated from April 29, 2010 (Date of Inception) to October 31, 2011 $

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	269,988	–	269,988	–	269,988
General and administrative	7,903	13,835	26,964	20,148	55,925
Professional fees	12,750	13,000	27,750	38,500	99,850

Total Operating Expenses	290,641	26,835	324,702	58,648	425,763

Other Expense

Interest expense	4,328	1,279	5,977	2,014	11,235

Net Loss	(294,969)	(28,114)	(330,679)	(60,662)	(436,998)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	76,021,739	75,000,000	86,760,870	75,000,000

5

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Consolidated Statements of Cashflows

(unaudited)

	For the Six Months Ended October 31, 2011 $	For the Six Months Ended October 31, 2010 $	Accumulated from April 29, 2010 (Date of Inception) to October 31, 2011 $

Operating Activities

Net loss for the period	(330,679)	(60,662)	(436,998)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	260,000	–	260,000

Changes in operating assets and liabilities:

Accounts payable	11,447	11,719	48,410
Due to related parties	–	–	100

Net Cash Used In Operating Activities	(59,232)	(48,943)	(128,488)

Investing Activities

Purchase of mineral property	(125,000)	–	(125,000)

Net Cash Used In Investing Activities	(125,000)	–	(125,000)

Financing Activities

Proceeds from issuance of common stock	–	–	75,000
Proceeds from issuance of note payable	100,000	55,488	165,416
Proceeds from related parties	25,000	–	25,000

Net Cash Provided By Financing Activities	125,000	55,488	265,416

Increase (Decrease) in Cash	(59,232)	6,545	11,928

Cash – Beginning of Period	71,160	4,918	–

Cash – End of Period	11,928	11,463	11,928

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:

Issuance of founders’ shares	–	–	5,000
Issuance of shares to acquire mineral property	4,550,000	–	4,550,000
Cancellation of common shares	(69,000)	–	(69,000)

6

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

Norman Cay Development, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2010. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. On September 2, 2011, the Company entered into a share exchange agreement (the “Agreement”) with Discovery Gold Ghana Limited (“Discovery”), a company organized under the laws of the country of Ghana. Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding shares of Discovery in exchange for $250,000 and 17,500,000 common shares of the Company.

On September 1, 2011, the Company discontinued its intention of being a retailer or wireless telephones and service plans and changed its operating focus to the acquisition and development of mineral properties in the country of Ghana.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2011, the Company has not recognized any revenue, and has an accumulated deficit of $436,998. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  These consolidated financial statements include the accounts of the Company and its subsidiary, Discovery Gold Ghana Limited, a company incorporated in Ghana. All significant intercompany transactions and balances have been eliminated.  The Company’s fiscal year end is April 30.

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

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31 and April 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

i)

Asset Retirement Obligations

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations at October 31, 2011.

j)

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

3.

Acquisition of Discovery Gold Ghana Ltd.

On September 2, 2011, the Company entered into a share exchange agreement to acquire 100% of the issued and outstanding common shares of Discovery in exchange for $250,000 and issuance of 17,500,000 common shares of the Company.

The purchase price was allocated to the following assets and liabilities:

$
Purchase price

Cash	250,000
17,500,000 common shares	4,550,000

4,800,000

Fair value of Discovery net assets

Mineral Property	4,800,000

4,800,000

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

4.

Note Payable

a)

As at October 31, 2011, the Company owes $65,416 (April 30, 2011 - $65,416) of notes payable to a non-related party. The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  During the period ended October 31, 2011, the Company recorded interest expense of $3,268 (2010 - $2,014).

b)

As at October 31, 2011, the Company owes $100,000 (April 30, 2011 - $nil) of notes payable to related party. The amounts owing are unsecured, due interest at 10% per annum, and due on demand. During the period ending October 31, 2011, the Company recorded interest expense of $1,836 (2010 - $nil).

5.

Related Party Transactions

a)

As at October 31, 2011, the Company owes $100 (April 30, 2011 - $100) to the President and CEO of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at October 31, 2011, the Company owes $25,000 (April 30, 2011 - $nil) to the President and Director of Discovery.  The amount owing is unsecured, non-interest bearing, and due on demand.

6.

Common Shares

All common shares issued for non-cash purposes have been valued using the end-of-day trading price of the Company’s common stock on the date of issuance.

a)

On September 13, 2011, the Company issued 1,000,000 common shares to a non-related party for consulting services with a fair value of $260,000.

b)

On September 15, 2011, the Company issued 17,500,000 common shares with respect to the acquisition of Discovery Gold Ghana Limited.

c)

On September 20, 2011, the President and CEO of the Company returned 69,000,000 common shares to treasury and the shares were subsequently cancelled.

7.

Subsequent Events

As of the date of this filing, there were no materially reportable events subsequent to October 31, 2011.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2011 $	April 30, 2011 $
Current Assets	11,928	71,160
Current Liabilities	363,926	102,479
Working Capital (Deficit)	(351,998)	(31,319)

Cash Flows

	Six months ended October 31, 2011 $	Six months ended October 31, 2010 $
Cash Flows from (used in) Operating Activities	(59,232)	(48,943)
Cash Flows from (used in) Investing Activities	(125,000)	-
Cash Flows from (used in) Financing Activities	125,000	55,488
Net Increase (decrease) in Cash During Period	(59.232)	6,545

Operating Revenues

During the periods ended October 31, 2011 and 2010, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the six months ended October 31, 2011, the Company incurred operating expenses of $324,702 compared with $58,648 for the six months ended October 31, 2010.  The increase in operating expenses was attributed to consulting fees of $269,988 relating to the issuance of common shares for services.  Overall, general and administrative expenses and professional fees were consistent to prior year.

For the six months ended October 31, 2011, the Company recorded a net loss of $330,679 compared with a net loss of $60,662 for the six months ended October 31, 2010.  In addition to operating expenses, the Company incurred interest expense of $5,977 during the six months ended October 31, 2011 compared with $2,014 during the six months ended October 31, 2010 relating to interest on its note payable.  The increase in interest expense was due to the fact that the current year accounted for the full term of the $65,416 note payable whereas the prior year only incorporated a partial term of the note, as well as interest expense on an additional $100,000 note payable in September 2011 that bears interest at 10% per annum.

Liquidity and Capital Resources

At October 31, 2011, the Company had cash of $11,928 and total assets of $4,811,928 compared with cash and total assets of $71,160 at April 30, 2011.  The decrease in cash is attributed to the fact that the Company incurred operating expenses with minimal financing from debt sources and the increase in total assets was attributed to $4,800,000 acquisition cost of the Edum Banso property in August 2011.

At October 31, 2011, the Company had total liabilities of $363,926 compared with $102,479 at April 30, 2011.  The increase in total liabilities was attributed to an additional $100,000 note payable issued in September 2011 that is unsecured, bears interest at 10% per annum, and is due on demand, and an increase of $136,447 in accounts payable and accrued liabilities which includes $125,000 owing with respect to the initial acquisition cost of the Edum Banso property.

The Company had a working capital deficit of $351,998 at October 31, 2011 compared with $31,319 at April 30, 2011.  The increase in working capital deficit was attributed to expenditures incurred during the period for operating costs that were not replaced with financing, and also with respect to the issuance of a $100,000 note payable and $125,000 accounts payable relating to the original acquisition cost of the Edum Banso property as well as additional financing of $25,000 from related parties that were used as part of the acquisition cost.

Cashflow from Operating Activities

During the six months ended October 31, 2011, the Company used cash flows of $59,232 in operating activities compared with $48,943 of cash flows during the six months ended October 31, 2010.  Overall, cash flows used for operating activities were consistent with prior year, and the slight increase is due to the availability of cash to settle outstanding obligations.

Cashflow from Financing Activities

During the six months ended October 31, 2011, the Company received $125,000 in proceeds from financing activities comprised of $100,000 from a note payable that is unsecured, bears interest at 10% per annum, and is due on demand and proceeds of $25,000 from a related party that is non-interest bearing.  During the six months ended October 31, 2010, the Company received proceeds of $55,488 from the issuance of a 10% note payable.

Quarterly Developments

On September 2, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Discovery Gold Ghana Limited, a company organized under the laws of the country of Ghana (“DGG”), the stockholders of DGG (the “DGG Stockholders”), and the majority stockholder of the Company (the “Controlling Stockholder”). Pursuant to the Share Exchange Agreement, the Company shall acquire one hundred percent (100%) of the issued and outstanding ordinary shares of DGG, and in exchange the Company shall: (i) make a one-time payment of two hundred and fifty thousand dollars ($250,000) to DGG and (ii) issue seventeen million five hundred thousand (17,500,000) newly-issued shares of restricted common stock of the Company to the DGG Stockholders as further set forth in the Share Exchange Agreement. As a result of the Share Exchange Agreement, the DGG Stockholders will hold approximately 15.22% of the issued and outstanding common stock of the Company.

On November 4, 2011, Dean Huge was appointed as the Chief Financial Officer and a member of the Board of Directors of the Company to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on August 10, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

On September 2, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Discovery Gold Ghana Limited, a company organized under the laws of the country of Ghana (“DGG”), the stockholders of DGG (the “DGG Stockholders”), and the majority stockholder of the Company (the “Controlling Stockholder”). Pursuant to the Share Exchange Agreement, the Company shall acquire one hundred percent (100%) of the issued and outstanding ordinary shares of DGG, and in exchange the Company shall: (i) make a one-time payment of two hundred and fifty thousand dollars ($250,000) to DGG and (ii) issue seventeen million five hundred thousand (17,500,000) newly-issued shares of restricted common stock of the Company to the DGG Stockholders as further set forth in the Share Exchange Agreement. As a result of the Share Exchange Agreement, the DGG Stockholders will hold approximately 15.22% of the issued and outstanding common stock of the Company.  A copy of the Share Exchange Agreement was filed with the SEC on September 7, 2011, as part of our Quarterly Report on Form 10-Q.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED].

ITEM 5.

OTHER INFORMATION.

On September 20, 2011, the Company requested and instructed their transfer agent to cancel sixty nine million (69,000,000) shares of the Company’s common stock (the “Shares”), which were previously issued and outstanding and held by the Company’s sole officer and director, Ms. Shelley Guidarelli.  The Company’s transfer agent cancelled and returned the Shares back to the treasury of the Company. Accordingly, the Shares shall now be available for issuance by the Company.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Shelley Guidarelli dated April 30, 2011	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Steve Ross dated May 10, 2010	Filed with the SEC on August 10, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	Amended Promissory Note between the Company and Steve Ross dated October 19, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 24, 2010	Filed with the SEC on December 17, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated May 15, 2011	Filed with the SEC on August 10, 2011 as part of our Annual Report on Form 10-K.
10.06	Consulting Agreement between the Company and Kevin Coombes dated September 1, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.07	Share Exchange Agreement with Discovery Gold Ghana Limited dated September 2, 2011	Filed with the SEC on September 7, 2011 as part of our Current Report on Form 8-K.
10.08	Convertible Promissory Note between the Company and Donald Ross dated September 14, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q.
21.01	List of Subsidiaries	Filed with the SEC on October 17, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

[SIGNATURE PAGE TO FOLLOW]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMAN CAY DEVELOPMENT, INC.

Dated: December 20, 2011	/s/ Shelley Guidarelli
By: Shelley Guidarelli
Its: President and CEO

NORMAN CAY DEVELOPMENT, INC.

Dated: December 20, 2011	/s/ Dean Huge
By: Dean Huge
Its: CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 20, 2011	/s/ Shelley Guidarelli
By: Shelley Guidarelli Its: Director

Dated: December 20, 2011	/s/ Dean Huge
By: Dean Huge Its: Director

16