Form 10-Q
period 2012-01-31
NORMAN CAY DEVELOPMENT, INC.
filed 2012-03-14
CIK 1492448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 12, 2012, there were 48,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Consolidated Financial Statements

For the Periods Ended January 31, 2012 (unaudited) and April 30, 2011

Consolidated Balance Sheets (unaudited)

4

Consolidated Statements of Operations (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(unaudited)

	January 31, 2012 $	April 30, 2011 $

ASSETS

Cash	9,337	71,160

Total Current Assets	9,337	71,160

Mineral property	4,650,000	–

	4,659,337	71,160

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	94,165	36,963
Due to related parties	36,600	100
Note payable	66,446	65,416
Note payable – related	100,000	–

Total Liabilities	297,211	102,479

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 47,500,000 and 97,500,000 common shares, respectively	47,500	97,500

Common shares issuable	90,000	–

Additional paid-in capital	4,990,500	(22,500)

Accumulated deficit during the exploration stage	(765,874)	(106,319)

Total Stockholders’ Equity (Deficit)	4,362,126	(31,319)

Total Liabilities and Stockholders’ Equity (Deficit)	4,659,337	71,160

(The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended January 31, 2012 $	For the Three Months Ended January 31, 2011 $	For the Nine Months Ended January 31, 2012 $	For the Nine Months Ended January 31, 2011 $	Accumulated from April 29, 2010 (Date of Inception) to January 31, 2012 $

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	174,999	–	444,987	–	444,987
General and administrative	121,077	3,278	148,041	23,426	177,002
Professional fees	29,450	15,000	57,200	53,500	129,300

Total Operating Expenses	325,526	18,278	650,228	76,926	751,289

Other Expense

Interest expense	3,350	1,649	9,327	3,663	14,585

Net Loss	(328,876)	(19,927)	(659,555)	(80,589)	(765,874)
Net Loss per Share – Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	47,105,435	88,206,522	73,542,391	79,402,174

 (The accompanying notes are an integral part of these financial statements)

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Consolidated Statements of Cashflows

(unaudited)

	For the Nine Months Ended January 31, 2012 $	For the Nine Months Ended January 31, 2011 $	Accumulated from April 29, 2010 (Date of Inception) to January 31, 2012 $

Operating Activities

Net loss for the period	(659,555)	(80,589)	(765,874)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	413,000	–	413,000
Shares issuable for services	90,000	–	90,000

Changes in operating assets and liabilities:

Accounts payable	57,202	22,821	94,165
Due to related parties	11,500	100	11,600

Net Cash Used In Operating Activities	(87,853)	(57,668)	(157,109)

Investing Activities

Purchase of mineral property	(250,000)	–	(250,000)
Proceeds from option agreement	150,000	–	150,000

Net Cash Used In Investing Activities	(100,000)	–	(100,000)

Financing Activities

Proceeds from issuance of common stock	–	75,000	75,000
Proceeds from issuance of note payable	101,030	55,488	166,446
Proceeds from related parties	25,000	–	25,000

Net Cash Provided By Financing Activities	126,030	130,488	266,446

Increase (Decrease) in Cash	(61,823)	72,820	9,337

Cash – Beginning of Period	71,160	4,918	–

Cash – End of Period	9,337	77,738	9,337

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:

Issuance of founders’ shares	–	–	5,000
Issuance of shares to acquire mineral property	4,550,000	–	4,550,000
Cancellation of common shares	(69,000)	–	(69,000)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $765,874. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)

Financial Instruments (continued)

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of January 31, 2012 and April 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

i)

Asset Retirement Obligations

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations at January 31, 2012.

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

4,800,000

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

4.

Mineral property

Edum Banso Property

On August 27, 2011, Discovery, the wholly-owned subsidiary of the Company, entered into an option agreement with Xtra-Gold Resource Corp. to acquire a 100% interest in the right, title, and interest to mineral properties in Ghana.  Under the terms of the option agreement, Discovery would pay $250,000 (paid) and issue 17,500,000 common shares of the Company (issued).

On January 25, 2012, the Company, through its wholly-owned subsidiary Discovery, entered into an earn-in agreement with North Springs Resources Corp (“North Springs”).  Under the terms of the earn-in agreement, North Springs would acquire a 10% working interest in Edum Banso in exchange for the following:

Cash consideration of $1,250,000 to be paid according to the following schedule:

•

An initial payment of $250,000, of which $150,000 is due within 5 days of the execution of the agreement (received), and the remaining $100,000 to be paid within thirty days of the execution of the agreement (received subsequent to period end);

•

$500,000 on or before July 31, 2012;

•

$500,000 on or before December 31, 2012.

In the event that North Springs defaults or does not remit payment by July 31, 2012, 50% of the working interest shall automatically revert back to the Company and North Springs will have been deemed to have forfeited its right to provide the final payment due on December 31, 2012.  Furthermore, the Company shall have the option to re-acquire 2.5% of the original 10% interest in exchange for $150,000.

In addition, North Springs will acquire an additional 25% working interest in the Edum Banso property pursuant to the issuance of 10,000,000 common shares of North Springs on the condition that the fair value of the common shares of North Springs is no less than $2,500,000 on October 1, 2012.  If the fair value is less than $2,500,000 on October 1, 2012, the Company will have the option to return the 10,000,000 common shares of North Springs and cancel the additional 25% working interest.  As at January 31, 2012, the North Springs common shares had not been received by the Company.

Acquisition costs (note 3)	4,800,000

Option payment received	(150,000)

4,650,000

5.

Note Payable

a)

As at January 31, 2012, the Company owes $66,446 (April 30, 2011 - $65,416) of notes payable to a non-related party. The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  During the period ended January 31, 2012, the Company recorded interest expense of $4,971 (2010 - $2,014).

b)

As at January 31, 2012, the Company owes $100,000 (April 30, 2011 - $nil) of notes payable to related party. The amounts owing are unsecured, due interest at 10% per annum, and due on demand. During the period ending January 31, 2012, the Company recorded interest expense of $4,356 (2010 - $nil).

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

6.

Related Party Transactions

a)

As at January 31, 2012, the Company owes $1,600 (April 30, 2011 - $100) to the President and CEO of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at January 31, 2012, the Company owes $10,000 (April 30, 2011 - $ nil) to the Chief Financial Officer of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

c)

As at January 31, 2012, the Company owes $25,000 (April 30, 2011 - $nil) to the President and Director of Discovery.  The amount owing is unsecured, non-interest bearing, and due on demand.

d)

Refer to Note 5(b).

7.

Common Shares

The fair value of all common shares issued for services are valued using the end-of-day trading price on the date of issuance.

a)

On September 13, 2011, the Company issued 1,000,000 common shares to a non-related party for consulting services with a fair value of $260,000.

b)

On September 15, 2011, the Company issued 17,500,000 common shares with respect to the acquisition of Discovery Gold Ghana Limited.

c)

On September 20, 2011, the President and CEO of the Company returned 69,000,000 common shares to treasury and the shares were subsequent cancelled.

d)

On December 22, 2011, the Company issued 300,000 shares to the Chief Financial Officer of the Company, for management services with a fair value of $93,000.

e)

On January 10, 2012, the Company issued 100,000 shares with a fair value of $30,000 to a non-related party for as part of a consulting agreement.

f)

On January 19, 2012, the Company issued 100,000 shares with a fair value of $30,000 to a non-related party for as part of a consulting agreement.

g)

As at January 31, 2012, the Company is committed to issue 300,000 shares for consulting services with a fair value of $90,000.

8.

Commitments

a)

On December 22, 2011, the Company entered into a consulting agreement with a non-related party for general business and management consulting commencing November 1, 2011.  Under the terms of the agreement, the Company is obligated to issue 100,000 common shares and make monthly payments of $5,000.  The agreement is for a period of three months with an option to extend the terms to twelve months.

b)

On January 10, 2012, the Company entered into a consulting agreement with a non-related party for general business and management consulting commencing December 1, 2011.  Under the terms of the agreement, the Company is obligated to issue 600,000 common shares, payable at 100,000 common shares per month over the term of the agreement, and make monthly payments of $5,000.  The agreement is for a period of six months.

NORMAN CAY DEVELOPMENT, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

9.

Subsequent Events

a)

In February 2012, the Company received $100,000 from North Springs as settlement for the initial payment of the earn-in agreement.  Refer to Note 4.

b)

Subsequent to January 31, 2012, the Company issued 200,000 common shares to the Chief Financial Officer of the Company for monthly management fees for February and March 2012.

c)

Subsequent to January 31, 2012, the Company issued 300,000 common shares to consultants as part of the consulting agreements as disclosed in Note 8.

d)

On February 9, 2012, the Company entered into a consulting agreement with a director and a company controlled by a director of the Company for consulting services.  Under the terms of the agreement, the Company would pay $3,500 per month and issue 500,000 common shares payable at 100,000 per month for a period of five months commencing on the date of the agreement.  The Company issued 200,000 common shares on March 5, 2012.

e)

As of the date of the filing the Company has received the 10,000,000 shares of North Springs Resources Corp. common stock for the additional 25% working interest in the Edum Banso property.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2012 $	April 30, 2011 $
Current Assets	9,337	71,160
Current Liabilities	297,211	102,479
Working Capital (Deficit)	(287,874)	(31,319)

Cash Flows

	Nine months ended January 31, 2012 $	Nine months ended January 31, 2011 $
Cash Flows from (used in) Operating Activities	(87,853)	(57,668)
Cash Flows from (used in) Investing Activities	(100,000)	-
Cash Flows from (used in) Financing Activities	126,030	130,488
Net Increase (decrease) in Cash During Period	(61,823)	72,820

Operating Revenues

During the periods ended January 31, 2012 and 2011, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the nine months ended January 31, 2012, the Company incurred operating expenses of $650,228 compared with $76,926 for the nine months ended January 31, 2011.  The increase in operating expenses was attributed to consulting fees of $444,987 relating to the issuance of common shares for services, and an increase of $124,615 for general and administrative expenses relating to due diligence and acquisition costs of the Edum Banso property.  Overall, general and administrative expenses were consistent to prior year.

For the nine months ended January 31, 2012, the Company recorded a net loss of $659,555 compared with a net loss of $80,589 for the nine months ended January 31, 2011.  In addition to operating expenses, the Company incurred interest expense of $9,327 during the nine months ended January 31, 2012 compared with $3,663 during the nine months ended January 31, 2011 relating to interest on its note payable.  The increase in interest expense was due to the fact that the current year accounted for the full term of the $65,416 note payable whereas the prior year only incorporated a partial term of the note, as well as interest expense on an additional $100,000 note payable in September 2011 that bears interest at 10% per annum.

Liquidity and Capital Resources

At January 31, 2012, the Company had cash of $9,337 and total assets of $4,659,337 compared with cash and total assets of $71,160 at April 30, 2011.  The decrease in cash is attributed to the fact that the Company incurred operating expenses with minimal financing from debt sources and the increase in total assets was attributed to $4,800,000 acquisition cost of the Edum Banso property in August 2011 less recovery of $150,000 from option payments received during the period.

At January 31, 2012, the Company had total liabilities of $297,211 compared with $102,479 at April 30, 2011.  The increase in total liabilities was attributed to an additional $100,000 note payable issued in September 2011 that is unsecured, bears interest at 10% per annum, and is due on demand, and an increase of $78,703 in accounts payable and accrued liabilities.

The Company had a working capital deficit of $287,874 at January 31, 2012 compared with $31,319 at April 30, 2011.  The increase in working capital deficit was attributed to expenditures incurred during the period for operating costs that were not replaced with financing, and also with respect to the issuance of a $100,000 note payable and $125,000 accounts payable relating to the original acquisition cost of the Edum Banso property as well as additional financing of $25,000 from related parties that were used as part of the acquisition cost.

Cashflow from Operating Activities

During the nine months ended January 31, 2012, the Company used cash flows of $87,853 in operating activities compared with $57,668 of cash flows during the nine months ended January 31, 2011.  Overall, cash flows used for operating activities were consistent with prior year, and the slight increase is due to the availability of cash to settle outstanding obligations.

Cashflow from Investing Activities

During the nine months ended January 31, 2012, the Company used $100,000 of cash for investing activities relating to the acquisition of the Edum Banso mineral property.  During the nine months ended January 31, 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended January 31, 2012, the Company received $126,030 in proceeds from financing activities comprised of $101,030 from a notes payable that are unsecured, bears interest at 10% per annum, and is due on demand and proceeds of $25,000 from a related party that is non-interest bearing.  During the nine months ended January 31, 2011, the Company received proceeds of $130,488 comprised of $55,488 from the issuance of a 10% note payable and $75,000 from the issuance of common shares.

Quarterly Developments

On January 23, 2012, the Company, through its wholly-owned subsidiary, Discovery Gold Ghana Limited (“DGG”), made a final payment of one hundred thirty five thousand dollars ($135,000) to Xtra-Gold Resources to acquire a 100% right, title and interest in and to that certain mineral property known as the Edum Banso Concession located in Ghana in the South Western Region of West Africa.

On January 25, 2012, the Company, through its wholly-owned subsidiary, DGG, entered into that certain Earn-In Agreement (the “Earn In Agreement”) by and between DGG and North Springs Resources Corp., a Nevada corporation (“NSRS”). Pursuant to the Agreement, NSRS shall acquire a working interest (the “Working Interest”) in DGG’s interest (“DGG’s Interest”) in that certain mineral concession located in the Edum Banso Region of the Western Region of Ghana (the “Property”), per the terms of the Earn In Agreement, a copy of which was previously filed with the Form 8-K filed by the Company on January 27, 2012 and is incorporated herein by this reference.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on August 10, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we issued 300,000 restricted shares of our common stock to our Chief Financial Officer, Mr. Dean Huge, for services previously rendered to the Company.

2.

Subsequent Issuances:

Subsequent to the quarter, we issued 200,000 restricted shares of our common stock to our Chief Financial Officer, Mr. Dean Huge, for his services rendered to the Company during the months of February and March 2012.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED].

ITEM 5.

OTHER INFORMATION.

On December 12, 2011, the Company executed an Unsecured Promissory Note (the “Note”) to Don Ross (“Mr. Ross”).  Under the terms of the Note, the Company has borrowed a total of $25,000 from Mr. Ross, which accrues interest at an annual rate of 10% and is due on demand from Mr. Ross.  The Note also contains customary events of default.

On December 22, 2011, the Company entered into a Consulting Agreement (the “WP Consulting Agreement”) with Wheatfield Partners (“Wheatfield”), with an effective date of November 1, 2011, pursuant to which Wheatfield shall provide advisory and consulting services to the Company including the development, implementation and maintenance of an ongoing program to develop the Company’s current mining property and to identify further mineral properties available for acquisition by the Company.  The term of the WP Consulting Agreement is for an initial three (3) months and thereafter for additional terms of three (3) months, with a maximum of twelve (12) months.  In exchange for such services, Wheatfield shall receive a payment of five thousand U.S. dollars ($5,000) per month for the first two (2) months of the WP Consulting Agreement and ten thousand U.S. dollars ($10,000) thereafter per month for every month that the WP Consulting Agreement remains in force.  Additionally, Wheatfield shall receive one hundred thousand (100,000) shares of the Corporation’s common stock per month over a six (6) month period.

On January 10, 2012, the Company entered into a Consulting Agreement (the “Brodie Consulting Agreement”) with Ian Brodie (“Mr. Brodie”), with an effective date of December 1, 2011 (the “Brodie Effective Date”), pursuant to which Mr. Brodie shall provide general business and management consulting services to the Corporation. The term of the Brodie Consulting Agreement is for an initial six (6) months from the Effective Date.  In exchange for such services, Mr. Brodie shall receive a payment of five thousand U.S. dollars ($5,000) per month for every month that the Brodie Consulting Agreement remains in force.  Additionally, Mr. Brodie shall receive one hundred thousand (100,000) restricted shares of the Corporation’s common stock per month over a six (6) month period.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Shelley Guidarelli dated April 30, 2011	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Steve Ross dated May 10, 2010	Filed with the SEC on August 10, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	Amended Promissory Note between the Company and Steve Ross dated October 19, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 24, 2010	Filed with the SEC on December 17, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated May 15, 2011	Filed with the SEC on August 10, 2011 as part of our Annual Report on Form 10-K.
10.06	Consulting Agreement between the Company and Kevin Coombes dated September 1, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.07	Share Exchange Agreement with Discovery Gold Ghana Limited dated September 2, 2011	Filed with the SEC on September 7, 2011 as part of our Current Report on Form 8-K.
10.08	Convertible Promissory Note between the Company and Donald Ross dated September 14, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.09	Earn-In Agreement by and between North Springs Resources Corp. and Discovery Gold Ghana Limited dated January 25, 2012	Filed with the SEC on January 27, 2012 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement by and among the Company, CMB Investments Ltd. and Ralph Shearing dated February 9, 2012	Filed with the SEC on February 14, 2012 as part of our Current Report on Form 8-K.
10.11	Engagement Agreement between the Company and Source Capital Group, Inc. dated February 14, 2012	Filed with the SEC on February 21, 2012 as part of our Current Report on Form 8-K.
10.12	Convertible Promissory Note between the Company and Donald Ross dated December 12, 2011	Filed herewith.
10.13	Consulting Agreement between the Company and Wheatfield Partners dated December 22, 2011	Filed herewith.
10.14	Consulting Agreement between the Company and Ian Brodie dated January 10, 2012	Filed herewith.
21.01	List of Subsidiaries	Filed with the SEC on October 17, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

NORMAN CAY DEVELOPMENT, INC.

Dated: March 14, 2012	/s/ Shelley Guidarelli
By: Shelley Guidarelli
Its: President and CEO

NORMAN CAY DEVELOPMENT, INC.

Dated: March 14, 2012	/s/ Dean Huge
By: Dean Huge
Its: CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 14, 2012	/s/ Shelley Guidarelli
By: Shelley Guidarelli Its: Director

Dated: March 14, 2012	/s/ Dean Huge
By: Dean Huge Its: Director

Dated: March 14, 2012	/s/ Ralph Shearing
By: Ralph Shearing Its: Director