Form 10-Q/A
period 2012-01-31
NORMAN CAY DEVELOPMENT, INC.
filed 2012-05-11
CIK 1492448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-167284

NORMAN CAY DEVELOPMENT, INC.

 (Name of small business issuer in its charter)

Nevada	27-2616571
(State of incorporation)	(I.R.S. Employer Identification No.)

2817 NE 32 Street, #201
Fort Lauderdale, FL  33306
(Address of principal executive offices)

(954) 683-3766
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

As of March 12, 2012, there were 48,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NORMAN CAY DEVELOPMENT, INC.

TABLE OF CONTENTS		Page

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS	10

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 14, 2012 (“Original Filing”) to add certain disclosure in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section. Specifically, the following disclosures have been added in this Amendment No. 1.

•	A detailed and quantified discussion of the Company’s plan of operation;
•	Discussion concerning the impact of the Company’s liquidity and capital resources of the consulting agreements that the Company has recently entered into; and
•	Discussion on related party loans.

Except to the extent required to reflect the above-referenced revisions, this Amendment No. 1 continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this Amendment No.1 should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Special Note Regarding Forward-Looking Statements

Information included in this Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Norman Cay Development, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “NCDL”, “we”, “us” and “our” are references to Norman Cay Development, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation

Under the current prospecting license, we plan to commence the first phase (“Phase I”) of the exploration program on the Property in the third quarter of 2012. Phase I work will be headed by Ralph Shearing, senior geologist and a member of Board of Director of the Company.  He has completed a work scope and has submitted it to three reputable geological consulting firms for quotation to conduct exploration activities on the Property, including: geological mapping, geological and geochemical prospecting, assaying and information review. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. Geological and geochemical prospecting involves analyzing soils and bedrocks on the property surface in order to discover indications of potential mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for mineral content. Assaying is the chemical analysis of a substance to determine its components. We expect Phase I to take approximately 60 days to complete and an additional month for the consulting geologist to receive the lab results from these activities and prepare an analytic report. We have estimated the cost of Phase I to be approximately $100,000.

If Phase I proves successful in identifying geochemical anomalies and their bedrock source  and we have sufficient funds to continue, we intend to proceed with the second phase (“Phase II”) of the program as soon as practicable upon completion of Phase I. In Phase II, we will retain such third-parties consultants and/or contractors necessary to begin trenching, surveying localized soils, and detailed sampling of historic zones. Trenching is the process of turning over land to uncover underlying material. Soil surveying is the systematic examination, description, classification, and mapping of soils in an area. The objective of sampling in mineral processing is to estimate grades and contents of sample soils, rocks, and other discovered materials. The estimated cost of Phase II is between $30,000 and $50,000, depending on the level of our activities during this phase and the funds available. It will take approximately 50 days to complete Phase II and at least an additional month for the consulting geologist to receive the lab results from these activities (depending on lab availability and amount of work to be done) and prepare an analytic report.

After all surveys and initial samples have been collected and positive results have been obtained from such activities, we expect to begin the third phase (“Phase III”) of the program around the fourth calendar quarter of 2012, assuming we have adequate funds to continue our operations. Phase III will consist of retaining a drilling contractor and geologic consultants (including Ralph Shearing) to conduct diamond core drilling and core sampling and analysis of resultant core samples. Diamond Drill core sampling is the process of drilling holes to a depth of up to 500 feet in order to extract a sample of bedrock. Depending on the availability of funds, we intend to drill a minimum of 15 holes to an average depth of 400 feet each (totaling 6,000 feet) and a maximum of 30 holes to an average depth of 400 feet each (totaling 12,000 feet). We anticipate that it will take between one to two months to drill 15 to 30 holes. Our estimated cost for drilling is approximately $70.00 per foot; thus the cost to drill 15 holes is estimated to be approximately $840,000 and the cost to drill 30 holes is estimated to be approximately $750,000. We anticipate that we will need to pay a consultant(s) up to a maximum of $15,000 per month for his or her services during Phase III. Based on our anticipation that it will take between one to two months to conduct Phase III, we will pay the consultant(s) a minimum of $15,000 and a maximum of $30,000 in total.

As part of Phase III, after core sampling, the consultant(s) will have independent geochemical laboratories analyze the samples collected from the core drilling. The total estimated cost for analyzing the core samples is $40,000, and we estimate this process will take approximately 30 days. The core samples will be tested to determine if mineralized material is located on the Property. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in the western United States. We have not selected any of the foregoing persons as of the date of this Report. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the Property, or develop the Property. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the funds or because it is not economically feasible to proceed, we will cease operations in relation to the Property.

Total maximum expenditures for the exploration of the Property over the next 12 months are expected to range from approximately $450,000 to $1,240,000, depending largely on the number of holes drilled. If Phase I proves to be successful and sufficient funds are available after completion of such Phase, we will continue with Phase II and so on until funds are no longer available. In the event we have enough money to begin but not to complete one of the Phases, we will be forced to suspend operations until we raise the funds necessary to continue our exploration. If we cannot, or do not, raise sufficient money to complete one or more Phases, or if our exploration activities are not successful, we will discontinue exploration of the Property and any funds spent on exploration will likely be lost.

Set forth below is a summary of the exploration activities, anticipated time frame and estimated costs associated with each of the Phases.

Phase	Exploration Activities	Anticipated Timeframe	Estimated Cost
Phase 1	Retention of consultant(s) to conduct: Geological Mapping, Geological and Geochemical Prospecting, Assaying and Information Review.	Expected to begin during the third calendar quarter of 2012 (dependent on funding).	$100,000
Phase II	Retention of consultant(s) to conduct: Trenching, Surveying of Localized Soil, and Detailed Sampling and Mapping of Historic Zones.	Expected to begin between the fourth calendar quarter of 2012 (depending on funding and the results of Phase I activities).	$300,000 – $350,000
Phase III	Retention of consultant(s) to conduct: Core sampling and analysis of samples derived from Diamond Drilling.	Expected to begin in the fourth calendar quarter of 2012 (depending on funding and the results of Phase I and Phase II activities).	$420,000 - $840,000 (depending on the number of holes drilled and the duration of consultant’s services)
TOTAL			$820,000 – $1,240,000

RESULTS OF OPERATIONS

Working Capital

	January 31, 2012 $	April 30, 2011 $
Current Assets	9,337	71,160
Current Liabilities	297,211	102,479
Working Capital (Deficit)	(287,874)	(31,319)

Cash Flows

	Nine months ended January 31, 2012 $	Nine months ended January 31, 2011 $
Cash Flows from (used in) Operating Activities	(87,853)	(57,668)
Cash Flows from (used in) Investing Activities	(100,000)	-
Cash Flows from (used in) Financing Activities	126,030	130,488
Net Increase (decrease) in Cash During Period	(61,823)	72,820

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

The Company plans to finance its consulting agreements based on the proceeds received from the earn-in agreement dated January 25, 2012, between the Company and North Springs Resources Corp. The Company sold 10% of the Edum Banso Option to North Springs Resources Corp. for $1.25 million of which $250,000 has been received and the remaining two payments of $500,000 each are due to the Company on July 1 and December 31, 2012. The Company also seeks debt or equity financing on an as-needed basis to meet its cash obligation under the consulting contracts.

The Company entered into related party loans as a cost effective way to obtain short-term financing to cover the Company’s start-up costs and expenses in connection with initial mineral property acquisitions.  As it moves forward, the Company will consider all forms of financing whether it’d be debt financing or equity financing, and use the source that provides the best terms and flexibility to meet the Company’s current needs and future operational goals.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORMAN CAY DEVELOPMENT, INC.

Dated: May 11, 2012	/s/ Stephen E. Flechner
By: Stephen E. Flechner
Its: Chief Executive Officer

Dated: May 11, 2012	/s/ Dean Huge
By: Dean Huge
Its: Chief Financial Officer