Form 10-Q/A
period 2012-01-31
NORMAN CAY DEVELOPMENT, INC.
filed 2012-06-05
CIK 1492448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No  ☒

As of March 12, 2012, there were 48,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NORMAN CAY DEVELOPMENT, INC. *

TABLE OF CONTENTS		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	5

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS	14

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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q/A (“Amendment No. 2”) is being filed to amend our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012 (“Original Filing”), as amended by Amendment No. 1 filed with the SEC on May 11, 2012, to add certain revenue recognition policy under Note 2 “Summary of Significant Accounting Policies” to the financial statements.

Except to the extent required to reflect the above-referenced revisions, this Amendment No. 2 continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this Amendment No.2 should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORMAN CAY DEVELOPMENT, INC.
(An Exploration Stage Company)

Consolidated Financial Statements

For the Periods Ended January 31, 2012 (unaudited) and April 30, 2011

Consolidated Balance Sheets (unaudited)	5
Consolidated Statements of Operations (unaudited)	6
Consolidated Statements of Cash Flows (unaudited)	7
Notes to the Financial Statements (unaudited)	8

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
(unaudited)

1.Nature of Operations and Continuance of Business

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

NORMAN CAY DEVELOPMENT, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

2.Summary of Significant Accounting Policies (continued)

e)Basic and Diluted Net Loss per Share

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

f) Revenue Recognition

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Once revenue has been generated from the exploration of mining properties, the Company will recognize revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured.

g) Financial Instruments

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

h) Comprehensive Loss

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

i) Mineral Property Costs

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

j) Asset Retirement Obligations

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

k) Recent Accounting Pronouncements

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

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

NORMAN CAY DEVELOPMENT, INC.

Dated: June 5, 2012	/s/ Stephen E. Flechner
By: Stephen E. Flechner
Its: Chief Executive Officer

Dated: June 5, 2012	/s/ Dean Huge
By: Dean Huge
Its: Chief Financial Officer