Form 10-Q/A
period 2011-10-31
Discovery Gold Corp
filed 2012-07-24
CIK 1492448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-54709

DISCOVERY GOLD CORPORATION
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

DISCO VERY GOLD CORPORATION
(Formerly Known As NORMAN CAY DEVELOPMENT, INC. )*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/ A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Discovery Gold Corporation (formerly known as Norman Cay Development, Inc.) (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “DCGD”, “we”, “us” and “our” are references to Discovery Gold Corporation.
EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on December 20, 2011 (“Original Filing”). The amendments are set forth below:

The Company restated the financial statements for the quarter ended October 31, 2011 due to the Company’s change in treatment for the amount of $4,650,000, which should be expensed because it represents a related party transaction. The Company has also determined that investment in Discovery Gold Ghana Ltd is impaired and the Company is doubtful of collectability of the compensation received from North Springs Resources.

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

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)

Consolidated Financial Statements

For the Periods Ended October 31, 2011 (unaudited) and April 30, 2011

DIS COVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	October 31, 2011 Restated $	April 30, 2011 $

ASSETS

Cash	11,928	71,160

Total Current Assets	11,928	71,160

Mineral property	510,000	–

	521,928	71,160

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	173,410	36,963
Due to related parties	25,100	100
Note payable	165,416	65,416

Total Liabilities	363,926	102,479

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 47,000,000 and 97,500,000 common shares, respectively	47,000	97,500

Additional paid-in capital	5,198,000	(22,500)

Accumulated deficit during the development stage	(5,086,998)	(106,319)

Total Stockholders’ Equity (Deficit)	158,002	(31,319)

Total Liabilities and Stockholders’ Equity (Deficit)	521,928	71,160

DISC OVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended October 31, 2011 Restated $	For the Three Months Ended October 31, 2010 $	For the Six Months Ended October 31, 2011 Restated $	For the Six Months Ended October 31, 2010 $	Accumulated from April 29, 2010 (Date of Inception) to October 31, 2011 $

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	269,988	–	269,988	–	269,988
General and administrative	7,903	13,835	26,964	20,148	55,925
Professional fees	12,750	13,000	27,750	38,500	99,850

Total Operating Expenses	290,641	26,835	324,702	58,648	425,763

Other Expense

Interest expense	4,328	1,279	5,977	2,014	11,235
Investment impairment	4,650,000		4,650,000

Net Loss	(4,944,969)	(28,114)	(4,980,679)	(60,662)	(5,086,998)

Net Loss per Share – Basic and Diluted	(0.07)	(0.00)	(0.06)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	76,021,739	75,000,000	86,760,870	75,000,000

DISC OVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended October 31, 2011 Restated $	For the Six Months Ended October 31, 2010 $	Accumulated from April 29, 2010 (Date of Inception) to October 31, 2011 Restated $

Operating Activities

Net loss for the period	(4,980,679)	(60,662)	(5,086,998)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	260,000	–	260,000
Investment impairment	4,650,000		4,650,000

Changes in operating assets and liabilities:

Accounts payable	11,447	11,719	48,410
Due to related parties	–	–	100

Net Cash Used In Operating Activities	(59,232)	(48,943)	(128,488)

Investing Activities

Purchase of mineral property	(125,000)	–	(125,000)

Net Cash Used In Investing Activities	(125,000)	–	(125,000)

Financing Activities

Proceeds from issuance of common stock	–	–	75,000
Proceeds from issuance of note payable	100,000	55,488	165,416
Proceeds from related parties	25,000	–	25,000

Net Cash Provided By Financing Activities	125,000	55,488	265,416

Increase (Decrease) in Cash	(59,232)	6,545	11,928

Cash – Beginning of Period	71,160	4,918	–

Cash – End of Period	11,928	11,463	11,928

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:

Issuance of founders’ shares	–	–	5,000
Issuance of shares to acquire mineral property	260,000	–	260,000
Cancellation of common shares	(69,000)	–	(69,000)

DISC OVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

1.  Nature of Operations and Continuance of Business

Discovery Gold Corporation (F/K/A Norman Cay Development, Inc.) (the “Company”) was incorporated in the State of Nevada on April 29, 2010. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915,  Development Stage Entities.  On September 2, 2011, the Company entered into a share exchange agreement (the “Agreement”) with Discovery Gold Ghana Limited (“Discovery”), a company organized under the laws of the country of Ghana. Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding shares of Discovery in exchange for $100,000 and 17,500,000 common shares of the Company.

On September 1, 2011, the Company discontinued its intention of being a retailer or wireless telephones and service plans and changed its operating focus to the acquisition and development of mineral properties in the country of Ghana.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2011, the Company has not recognized any revenue, and has an accumulated deficit of $5,086,998 . The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

2.    Summary of Significant Accounting Policies (continued)

e) Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
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

3.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for matters related for matters related to the following previously reported items:

No revenue has been recorded on the 10% sale of the Edum Banso option to North Spring Resources Corp. due to the questionable collectability of the remaining $1,000,000 called for in the January 25, 2012 agreement.  As the amount has a questionable collectability and therefore does not meet the four revenue recognition criteria of ASC 605 it was determined that the amount of cash received to date ($250,000) should offset the asset value recorded rather than be carried as revenue.  In addition, the remaining $1,000,000 was not recorded as a receivable given the questionable collectability.  This results in no gain or revenue being recorded on the transaction to date.

On August 27, 2011, the Company entered into an agreement with Xtra Gold Resources for the acquisition of an option in mineral rights in Ghana. The Company agreed to pay Xtra Gold 1,000,000 shares and $250,000 cash, both of which have been paid to date. The shares had a fair value of $0.26per share on August 27, 2011, resulting in a fair value of the shares of $260,000. When combined with the cash the option value is $510,000. On September 2, 2011, the Company entered into an agreement to purchase a Ghana based company, Discovery Gold Ghana, for 17,500,000 shares and $100,000 cash. The shares had a fair value of $0.26 per share on September 2, 2011 resulting in a fair value of the shares of $4,550,000. When combined with the cash the acquisition of Discovery Gold Ghana resulted in an expense of $4,650,000. This amount was expensed as the transaction represents a related party transaction. The amount was not recorded as donated capital as the two companies were not under common control.

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

	October 31, 2011
	Previously Reported	Adjustments	As Restated

ASSETS

Cash	$11,928		$11,928

Total Current Assets	11,928		11,928

Mineral Property	4,800,000	(4,290,000)	510,000

Total Assets	4,811,928	(4,290,000)	521,928

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	173,410		173,410
Due to related parties	25,100		25,100
Notes payable	165,416		165,416

Total Liabilities	363,926		363,926

STOCKHOLDERS' EQITY (DEFICIT)

Preferred Stock
Authorized: 10,000,000 common shares with a par value of $0.001 per share Issued and outstanding; nil preferred shares	-		-

Common Stock
Authorized:250,000,000 common shares with a par value of $0.001 per share Issued and outstanding; $47,000,000 common shares	47,000		47,000

Additional-paid-in capital	4,838,000	360,000	5,198,000

Accumulated deficit during the development stage	(436,998)	(4,650,000)	(5,086,998)

Total Stockholders' Equity (Deficit)	4,448,002	(4,290,000)	158,002

Total Liabilities and Stockholders' (Deficit)	4,811,928	(4,290,000)	521,928

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

	Three Months Ended October 31, 2011			Six Months Ended October 31, 2011			Accumulated from April 29, 2010 (Date of Inception) to October 31, 2011
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Revenues	-	-	-	-	-	-	-	-	-

Operating Expenses

Consulting fees	269,988	-	269,988	269,988	-	269,988	269,988	-	269,988
General and administrative	7,903	-	7,903	26,964	-	26,964	55,925	-	55,925
Professional fees	12,750	-	12,750	27,750	-	27,750	99,850	-	99,850

Total Operating Expenses	290,641	-	290,641	324,702	-	324,702	425,763	-	425,763

Other Expense

Interest Expense	4,328	-	4,328	5,977	-	5,977	11,235	-	11,235
Investment Impairment	-	4,650,000	4,650,000	-	4,650,000	4,650,000	-	4,650,000	4,650,000

Net Loss	(294,969)	(4,650,000)	(4,944,969)	(330,679)	(4,650,000)	(4,980,679)	(436,998)	(4,650,000)	(5,086,998)

Net Loss per Share - Basic and Diluted	(0.00)	(0.07)	(0.07)	(0.00)	(0.06)	(0.06)

Weighted Average Shares Outstanding - Basic and Diluted	76,021,739	-	76,021,739	86,760,870	-	86,760,870

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

4. Acquisition of Discovery Gold Ghana Ltd.

On September 2, 2011, the Company entered into a share exchange agreement to acquire 100% of the issued and outstanding common shares of Discovery in exchange for $100,000 and issuance of 17,500,000 common shares of the Company and the impairment of the investment in Discovery Gold Ghana Limited resulted in an expense of $4,650,000.

The purchase price was allocated to the following assets and liabilities:

$
Purchase price

Cash	100,000
17,500,000 common shares	4,550,000

4,650,000
Fair value of Discovery net assets

Impaired Investment	4,650,000

4,650,000

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

5. Note Payable

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

6. Related Party Transactions

a) As at October 31, 2011, the Company owes $100 (April 30, 2011 - $100) to the President and CEO of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b) As at October 31, 2011, the Company owes $25,000 (April 30, 2011 - $nil) to the President and Director of Discovery.  The amount owing is unsecured, non-interest bearing, and due on demand.

7. Common Shares

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

8. Subsequent Events

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

For the six months ended October 31, 2011, the Company recorded a net loss of $4,980,679 compared with a net loss of $60,662 for the six months ended October 31, 2010.  In addition to operating expenses, the Company incurred interest expense of $5,977 during the six months ended October 31, 2011 compared with $2,014 during the six months ended October 31, 2010 relating to interest on its note payable.  The increase in interest expense was due to the fact that the current year accounted for the full term of the $65,416 note payable whereas the prior year only incorporated a partial term of the note, as well as interest expense on an additional $100,000 note payable in September 2011 that bears interest at 10% per annum.

Liquidity and Capital Resources

At October 31, 2011, the Company had cash of $11,928 and total assets of $521,928 compared with cash and total assets of $71,160 at April 30, 2011.  The decrease in cash is attributed to the fact that the Company incurred operating expenses with minimal financing from debt sources and the increase in total assets was attributed to $510,000 acquisition cost of the Edum Banso property in August 2011.

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

Quarterly Developments

On September 2, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Discovery Gold Ghana Limited, a company organized under the laws of the country of Ghana (“DGG”), the stockholders of DGG (the “DGG Stockholders”), and the majority stockholder of the Company (the “Controlling Stockholder”). Pursuant to the Share Exchange Agreement, the Company shall acquire one hundred percent (100%) of the issued and outstanding ordinary shares of DGG, and in exchange the Company shall: (i) make a one-time payment of  one hundred thousand dollars ( $100,000 ) to DGG and (ii) issue seventeen million five hundred thousand (17,500,000) newly-issued shares of restricted common stock of the Company to the DGG Stockholders as further set forth in the Share Exchange Agreement. As a result of the Share Exchange Agreement, the DGG Stockholders will hold approximately 15.22% of the issued and outstanding common stock of the Company. During the quarter the Company impaired  the investment in Discovery Gold Ghana Limited resulting in an expense of $4,650,000.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Shelley Guidarelli dated April 30, 2011	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Steve Ross dated May 10, 2010	Filed with the SEC on August 10, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	Amended Promissory Note between the Company and Steve Ross dated October 19, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 24, 2010	Filed with the SEC on December 17, 2010 as part of our Quarterly Report on Form 10-Q.
10.05	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated May 15, 2011	Filed with the SEC on August 10, 2011 as part of our Annual Report on Form 10-K.
10.06	Consulting Agreement between the Company and Kevin Coombes dated September 1, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q.
10.07	Share Exchange Agreement with Discovery Gold Ghana Limited dated September 2, 2011	Filed with the SEC on September 7, 2011 as part of our Current Report on Form 8-K.
10.08	Convertible Promissory Note between the Company and Donald Ross dated September 14, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q.
21.01	List of Subsidiaries	Filed with the SEC on October 17, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

[SIGNATURE PAGE TO FOLLOW]

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY GOLD CORPORATION

Dated: July 24, 2012	/s/ Stephen E. Flechner
By: Stephen E. Flechner
Its: Chief Executive Officer

DISCOVERY GOLD CORPORATION

Dated: July 24, 2012	/s/ Dean Huge
By: Dean Huge
Its: Chief Financial Officer