Form 10-Q/A
period 2012-01-31
Discovery Gold Corp
filed 2012-07-24
CIK 1492448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

As of March 12, 2012, there were 48,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.) *

TABLE OF CONTENTS		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	5

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS	16

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

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “DCGD”, “we”, “us” and “our” are references to Discovery Gold Corporation .

EXPLANATORY NOTE

This Amendment No. 3 to our Quarterly Report on Form 10-Q/A (“Amendment No. 3”) is being filed to amend our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012 (“Original Filing”), as amended by Amendment No. 1 filed with the SEC on May 11, 2012 and Amendment No. 2 filed on June 5, 2012. The amendments are set forth below:

The Company restated the financial statements for the quarter ended January 31, 2012 due to the Company’s change in treatment for the amount of $4,650,000, which should be expensed because it represents a related party transaction. The Company has also determined that investment in Discovery Gold Ghana Ltd is impaired and the Company is doubtful of collectability of the compensation received from North Springs Resources.

Except to the extent required to reflect the above-referenced revisions, this Amendment No. 3 continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing except as amended by Amendments No. 1 and No. 2. Accordingly, this Amendment No.3 should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	January 31, 2012 Restated $	April 30, 2011 $

ASSETS

Cash	9,337	71,160

Total Current Assets	9,337	71,160

Mineral property	360,000	–

	369,337	71,160

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	94,165	36,963
Due to related parties	36,600	100
Note payable	66,446	65,416
Note payable – related	100,000	–

Total Liabilities	297,211	102,479

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 47,500,000 and 97,500,000 common shares, respectively	47,500	97,500

Common shares issuable	90,000	–

Additional paid-in capital	5,350,500	(22,500)

Accumulated deficit during the exploration stage	(5,415,874)	(106,319)

Total Stockholders’ Equity (Deficit)	72,126	(31,319)

Total Liabilities and Stockholders’ Equity (Deficit)	369,337	71,160

(The accompanying notes are an integral part of these financial statements)

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended January 31, 2012 Restated $	For the Three Months Ended January 31, 2011 $	For the Nine Months Ended January 31, 2012 Restated $	For the Nine Months Ended January 31, 2011 $	Accumulated from April 29, 2010 (Date of Inception) to January 31, 2012 Restated $

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	174,999	–	444,987	–	444,987
General and administrative	121,077	3,278	148,041	23,426	177,002
Professional fees	29,450	15,000	57,200	53,500	129,300

Total Operating Expenses	325,526	18,278	650,228	76,926	751,289

Other Expense

Interest expense	3,350	1,649	9,327	3,663	14,585

Investment impairment	4,650,000		4,650,000		4,650,000

Net Loss	(4,978,876)	(19,927)	(5,309,555)	(80,589)	(5,415,874)

Net Loss per Share – Basic and Diluted	(0.11)	(0.00)	(0.07)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	47,105,435	88,206,522	73,542,391	79,402,174

 (The accompanying notes are an integral part of these financial statements)

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Consolidated Statements of Cashflows
(unaudited)

	For the Nine Months Ended January 31, 2012 Restated $	For the Nine Months Ended January 31, 2011 $	Accumulated from April 29, 2010 (Date of Inception) to January 31, 2012 Restated $

Operating Activities

Net loss for the period	(5,309,555)	(80,589)	(5,415,874)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	413,000	–	413,000
Shares issuable for services	90,000	–	90,000
Investment impairment	4,650,000		4,650,000

Changes in operating assets and liabilities:

Accounts payable	57,202	22,821	94,165
Due to related parties	11,500	100	11,600

Net Cash Used In Operating Activities	(87,853)	(57,668)	(157,109)

Investing Activities

Purchase of mineral property	(250,000)	–	(250,000)
Proceeds from option agreement	150,000	–	150,000

Net Cash Used In Investing Activities	(100,000)	–	(100,000)

Financing Activities

Proceeds from issuance of common stock	–	75,000	75,000
Proceeds from issuance of note payable	101,030	55,488	166,446
Proceeds from related parties	25,000	–	25,000

Net Cash Provided By Financing Activities	126,030	130,488	266,446

Increase (Decrease) in Cash	(61,823)	72,820	9,337

Cash – Beginning of Period	71,160	4,918	–

Cash – End of Period	9,337	77,738	9,337

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:

Issuance of founders’ shares	–	–	5,000
Issuance of shares to acquire mineral property	260,000	–	260,000
Cancellation of common shares	(69,000)	–	(69,000)

(The accompanying notes are an integral part of these financial statements)

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

1. Nature of Operations and Continuance of Business

Discovery Gold Corporation (formerly known as Norman Cay Development, Inc.) (the “Company”) was incorporated in the State of Nevada on April 29, 2010. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. On September 2, 2011, the Company entered into a share exchange agreement (the “Agreement”) with Discovery Gold Ghana Limited (“Discovery”), a company organized under the laws of the country of Ghana.  Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding shares of Discovery in exchange for $100,000 and 17,500,000 common shares of the Company.

On September 1, 2011, the Company discontinued its intention of being a retailer or wireless telephones and service plans and changed its operating focus to the acquisition and development of mineral properties in the country of Ghana.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $5,415,874 . The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company, an exploration company focuses on gold and do not have operating revenues; and therefore must utilize our current cash reserves, funds obtained from the sale of stock, options, warrants, joint ventures and other financing transactions to maintain our capacity to meet our planned exploration programs, or to fund any further development activities. There is no certainty that future financing will be available to us in the amounts or at the times desired on terms acceptable to us, if at all.

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
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

3. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for matters related to the following previously reported items:

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

	January 31, 2012
	Previously Reported	Adjustments	As Restated

ASSETS

Cash	$9,337		$9,337

Total Current Assets	9,337		9,337

Mineral Property	4,650,000	(4,290,000)	360,000

Total Assets	4,659,337	(4,290,000)	369,337

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	94,165		94,165
Due to related parties	36,600		36,600
Note payable	66,446		66,446
Note payable - related	100,000		100,000

Total Liabilities	297,211		297,211

STOCKHOLDERS' EQITY (DEFICIT)

Preferred Stock
Authorized: 10,000,000 common shares with a par value of $0.001 per share Issued and outstanding; nil preferred shares	-		-

Common Stock
Authorized:250,000,000 common shares with a par value of $0.001 per share Issued and outstanding; $47,500,000 common shares	47,500		47,500

Common shares issuable	90,000		90,000

Additional-paid-in capital	4,990,500	360,000	5,350,500

Accumulated deficit during the development stage	(765,874)	(4,650,000)	(5,415,874)

Total Stockholders' Equity (Deficit)	4,362,126	(4,290,000)	72,126

Total Liabilities and Stockholders' (Deficit)	4,659,337	(4,290,000)	369,337

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

3. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended January 31, 2012			Nine Months Ended January 31, 2012			Accumulated from April 29, 2010 (Date of Inception) to January 31, 2012
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Revenues	-	-	-	-	-	-	-	-	-

Operating Expenses

Consulting fees	174,999	-	174,999	444,987	-	444,987	444,987	-	444,987
General and administrative	121,077	-	121,077	148,041	-	148,041	177,002	-	177,002
Professional fees	29,450	-	29,450	57,200	-	57,200	129,300	-	129,300

Total Operating Expenses	325,526	-	325,526	650,228	-	650,228	751,289	-	751,289

Other Expense

Interest Expense	3,350	-	3,350	9,327	-	9,327	14,585	-	14,585
Investment Impairment	-	4,650,000	4,650,000	-	4,650,000	4,650,000	-	4,650,000	4,650,000

Net Loss	(328,876)	(4,650,000)	(4,978,876)	(659,555)	(4,650,000)	(5,309,555)	(765,874)	(4,650,000)	(5,415,874)

Net Loss per Share - Basic and Diluted	(0.01)	(0.10)	(0.11)	(0.01)	(0.06)	(0.07)

Weighted Average Shares Outstanding - Basic and Diluted	47,105,435	-	47,105,435	73,542,391	-	73,542,391

4. Acquisition of Discovery Gold Ghana Ltd.

On September 2, 2011, the Company entered into a share exchange agreement to acquire 100% of the issued and outstanding common shares of Discovery in exchange for $100,000 and issuance of 17,500,000 common shares of the Company and due to impairment of the Investment in Discovery Gold Ghana Limited resulted in an expense of $4,650,000 .

The purchase price was allocated to the following assets and liabilities:

$
Purchase price

Cash	100,000
17,500,000 common shares	4,550,000

4,650,000

Fair value of Discovery net assets

Impaired Investment	4,650,000

4,650,000

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

5. Mineral property

Edum Banso Property

On August 27, 2011, Discovery, the wholly-owned subsidiary of the Company, entered into an option agreement with Xtra-Gold Resource Corp. to acquire a 100% interest in the right, title, and interest to mineral properties in Ghana.  Under the terms of the option agreement, Discovery would pay $250,000 (paid) and issue 1,000,000 common shares of the Company (issued).

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

Acquisition costs (note 3)	510,000

Option payment received	(150,000)

360,000

6. Note Payable

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

7. Related Party Transactions

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

8. Common Shares

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

9. Commitments

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

10. Subsequent Events

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