Form 10-K
period 2012-04-30
Discovery Gold Corp
filed 2012-08-07
CIK 1492448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number: 000-54709

DISCOVERY GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-2616571
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2817 NE 32 Street, #201, Fort Lauderdale, FL	33306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (954) 683-3766

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes    ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,125,000 (24,500,000 shares of common stock held by non-affiliates, closing price on October 31, 2011 was $0.25).

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of August 3, 2012 was 50,025,000.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.                 Business.

Corporate History

We were incorporated in the State of Nevada on April 28, 2010 under the name Norman Cay Development, Inc. From the time that we were incorporated until September 1, 2011, we were an Exploration Stage company that had not commenced any operations other than initial corporate formation and capitalization, and the development of our business plan. It was our initial intention to be an authorized retailer of wireless telephones and service plans with our initial operation in Michigan or elsewhere in the Midwest. Due to lack of cell phone and service plan sales, in September 2011, we abandoned the original business plan and began seeking out potential acquisition candidates in the mining industry.

On July 12, 2012, we changed the name of the Company from Norman Cay Development, Inc. to Discovery Gold Corporation to better reflect the direction and business of the Company.

Except as otherwise indicated by the context, references in this Annual Report to “Company”, “DCGD”, “we”, “us” and “our” are to Discovery Gold Corporation.

Share Exchange Agreement

On September 2, 2011,  the Company entered into a certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Discovery Gold Ghana Limited, a company organized under the laws of the country of Ghana (“DGG”), the stockholders of DGG (the “DGG Stockholders”), and the majority stockholder of the Company. Pursuant to the Share Exchange Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding ordinary shares of DGG, and in exchange the Company: (i) made a one-time payment of one hundred thousand dollars ($100,000) to DGG and (ii) issued seventeen million five hundred thousand (17,500,000) newly-issued shares of restricted Common Stock of the Company to the DGG Stockholders resulting in the acquisition of DGG by the Company (the “Acquisition”). As a result of closing the Share Exchange Agreement, the Company has acquired DGG, as its wholly-owned subsidiary. The acquisition of DGG by the Company did not require Ghana government regulatory consent under the Mining Act or any other applicable legislation of Ghana.

There were no material relationships that existed between the Company and its affiliates, DGG and its affiliates at the time of the execution of the Share Exchange Agreement. Shelley Guidarelli, the controlling shareholder of the Company and Donald Ross, the controlling shareholder of DGG are longtime friends and both parties considered the transaction mutually beneficial.  As such, their legal counsel prepared the agreement for each party to execute. No promoters were involved in the transaction.

Accordingly, we plan on conducting our proposed business through our wholly-owned subsidiary, DGG, which is described in greater detail below.

A description of the specific terms and conditions of the Share Exchange Agreement was previously described in the Form 8-K filed by the Company on September 7, 2011 and is incorporated herein by reference. All references to the Share Exchange Agreement and other exhibits to this Report are qualified, in their entirety, by the text of such exhibits.

Our Proposed Business

Currently, our focus is on the Country of Ghana and, more specifically, the Edum Banso Concession (the “Property”), located in Mpohor Wasa East District of the Western Region of Ghana in West Africa. At this point, we are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of these minerals, and their extent. Once we exercise the Option as described in greater detail below, the primary focus of our exploration activities will be for gold.

The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals.  Exploration for minerals is a speculative venture involving substantial risk. The probability of any mineral property ever having commercially exploitable reserves is unlikely, and it is probable that this Property may not contain any commercially exploitable reserves. If we are unable to find reserves of valuable minerals or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations relating to the Property and we will attempt to seek out alternate properties. In the event that we cease operations relating to the Property, any funds received by the Company will be used to pay our working capital expenses and potential investors will lose their investment in the Company.

Because we are an exploration stage company, there is no assurance that commercially viable mineral deposits exist on the Property, and a great deal of further exploration will be required before a final evaluation is made as to the economic viability of the Property. To date, we have no known reserves of any type of mineral on the Property and we have not discovered economically viable mineral deposits on the Property, and there is no assurance that we will discover such deposits.

If we decide to stop further exploration of the Property, we may seek to acquire other natural resource exploration properties. Any such acquisition(s) will involve due diligence costs in addition to the acquisition costs. We will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs. In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our proposed business. We are presently in the exploration stage of our business and have not commenced planned principal operations. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Property, or if such deposits are discovered, that we will enter into further substantial exploration programs.

If commercially marketable quantities of valuable mineral deposits exist on the Property and sufficient funds are available, we will evaluate the technical and financial risks of mineral extraction, including an evaluation of the economically recoverable portion of the deposits, market rates for the minerals, engineering concerns, infrastructure costs, finance and equity requirements, safety concerns, regulatory requirements and an analysis of the Property from initial excavation all the way through to reclamation. After we conduct this analysis and determine that a given mineral deposit is worth recovering, we will begin the development process. Development will require us to obtain a processing plant and other necessary equipment including equipment to extract, transport and store the minerals.

During the twelve months ended April 30, 2012, we impaired the carry values of our investment in DGG, our wholly owned subsidiary in Ghana and the Edum Banso mineral property. We took a charge of $4,910,000 for these impairments.

Since our inception through April 30, 2012, the Company has earned no revenue and has incurred a net loss of $6,179,946. We do not anticipate earning revenues until such time, if ever, as we enter into commercial production of the Property. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations.

As of April 30, 2012, the Company has a working capital deficit of $274,446. We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our Common Stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our Common Stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

The Property

Prospecting Rights

The Prospecting License

On May 8, 1991,   Adom Mining Ltd. (“Adom”), a 100% wholly registered Ghanaian company, was granted a prospecting license (the “License”) by the Government of Ghana covering the Property. Under the terms and conditions of the License, Adom was given the right to prospect for and prove gold under or in the Property including the right to conduct such geological and geophysical investigations in the Property in order to determine an adequate quantity of geologically proven and mineable reserve of gold (directly or through agents, contractors or sub-contractors). Under the License, Adom had the right to (i) assign or mortgage its interest in the License, subject to obtaining the consent of the Government of Ghana who may impose certain conditions in connection therewith; (ii) surrender its interest in the License; and (iii) renew the term of the License for a period of two years or such other renewal period as may be granted in accordance with applicable mining laws of Ghana. The License granted to Adom was originally set to expire on or about July 2006. On July 27, 2006, the Government of Ghana approved extension of the License to July 20, 2008, which was further extended to November 30, 2010. On September 24, 2010, an application was made for renewal of the License and on July 21, 2011, the Government of Ghana approved the application and extended the License for an additional two year period to July 20, 2013.  Pursuant to the 2006 Mining Act of Ghana, where a holder of a prospecting license makes application for extension of the term of the license, the license remains in force until the application is determined. Consequently Adom’s rights under the License remain unaffected during the pendency of the application for renewal.

The holder of the License has the right by itself or through sub-contractors or agents to conduct such geological and geophysical investigation within the License area as it considers necessary to determine the existence of an adequate quantity of geologically proven and mineable reserve of gold in the License area. However, the holder of the License does not have the rights to mine or participate in mining the property covered by the License.

The Government of Ghana has the right to terminate the License in the event the holder of the License (i) fails to make payments when due; (ii) contravenes or fails to comply with terms and conditions of License; (iii) becomes insolvent or commits an act of bankruptcy; or (iv) submits false statements to the Government of Ghana. In any of the foregoing events, the holder of the License will have twenty one days in which to remedy any of these occurrences. If upon expiration of License, the holder of the License has fulfilled its obligations and has established to the Government of Ghana that development of a mine from ore and reserves established within the Property is economical and financially feasible, the Government of Ghana shall grant the holder of the License with first option to (i) acquire a license for purposes of mining gold in the Property; and (ii) participate in a mining project on the Property, subject to negotiation with the Government of Ghana of satisfactory terms for such license and participation. As part of the requirements for the grant of a mining license, the holder will have to submit a feasibility report on the gold deposits to the Government of Ghana for approval and also conduct an environmental impact assessment (“EIA”) on the proposed gold development project for approval by the Environmental Protection Agency (“EPA”).  Upon approval of the EIA, the EPA will issue an Environmental Permit to the holder prior to the commencement of the mining operations.

If DGG exercises the Option to acquire all rights under the License and becomes the holder of the License, DGG may apply to the Government of Ghana for a license to mine the property provided that the requirements for a mining license are satisfied.

Adom Option Agreement

On October 17, 2005, Xtra-Gold Exploration Limited (“XGEL” fka Canadiana Gold Resources Limited), a Ghanaian company and wholly-owned subsidiary of Xtra-Gold Resources Corp., a Nevada Corporation, (“Xtra Gold”) entered into an option agreement (the “Adom Option Agreement”) with Adom. Pursuant to the Adom Option Agreement, XGEL paid Adom $15,000 upon execution of the agreement. XGEL was granted the sole and exclusive right and option (the “Option”) to acquire all rights to the License from Adom. Upon exercising the Option, XGEL’s rights to the Property were subject to paying Adom (i) five thousand dollars ($5,000) yearly for each year that XGEL holds an interest in the Option; (ii) a fee when the production of gold is commenced in or on the Property equal to (a) two hundred thousand dollars ($200,000) if two million or more ounces of provable reserves are discovered in or on the Property OR (b) one hundred thousand dollars ($100,000) if less than two million ounces of provable reserves is discovered in or on the Property, and (iii)  a reserved royalty (the “Reserved Royalty”) of the net smelter returns from all ores, minerals, or other products mined and removed from the Property and sold by XGEL based on the amount of reserves discovered and sold by XGEL. Additionally, Adom granted XGEL the right to purchase the Reserved Royalty for the sum of two million dollars ($2,000,000), or one million dollars ($1,000,000) in the event that less than two million ounces of reserves are discovered on the Property, exercisable at any time during the term of the Adom Option Agreement. The term of the Adom Option Agreement was for five years.

The license area covered under the License was 39.65 square kilometers when the Adom Option Agreement was executed. However, Adom was required by the Mining Law to relinquish 50% of the license area whenever the License becomes due for renewal. Consequently, in Adom’s application for renewal of the License through the Minerals Commission to the Minister, Adom attached a site plan of the original license area clearly showing part of the license area it wished to retain and the area that it wished to relinquish.  The Minerals Commission’s recommendation for renewal of the license and the actual renewal letter dated July 21, 2006 issued by the Minister therefore covered only the 20.60 square kilometers that Adom had opted to retain.  The current mining law Minerals and Mining Act, 2006 (Act 703), which came into force on  March 31, 2006, provides that the 50% shed-off requirement is subject to retention of a minimum of 25 square kilometers.  As a result, the license area will not be shed off 50% upon future renewal of the License.

On October 19, 2006, Adom and XGEL entered into an amended option agreement (the “Amended Option Agreement”), confirmed that the size of the license area was reduced from 39.65 square kilometers to 20.60 square kilometers and  the License had been renewed for a two year period, extended to July 20, 2008, and gave XGEL the right to assign or transfer the Option granted pursuant to the Adom Option Agreement to any third party or enter into a joint venture pursuant to the terms and conditions thereof.

On January 24, 2010, Adom and XGEL executed an Addendum (the “Addendum”) to the Amended Adom Option Agreement, extending the term of the Adom Option Agreement for additional three years to November 11, 2013.

Option Assignment Agreement

On August 22, 2011, DGG entered into an Agreement for Assignment of Option Interest (the “Option Assignment Agreement”), by and among XGEL, Xtra Gold (collectively XGEL and Xtra Gold are referred to hereinafter as “Xtra-Gold Resources”), Adom and DGG, pursuant to which DGG was assigned the exclusive Option, for those mineral rights related to the Property. Pursuant to the terms thereof, Xtra-Gold Resources sold, assigned and transferred 100% of its right, title and interest in to the Option to DGG. Adom agreed to the assignment. In exchange for the Option, Xtra-Gold Resources was to receive an aggregate payment of two hundred fifty thousand dollars ($250,000), of which $125,000 was paid in cash upon execution of the Option Assignment Agreement and the remainder $125,000 together with additional expense of $10,000 was issued in the form of a note by DGG, payable in six months from the date of the Option Assignment Agreement. The Option Assignment Agreement shall not be filed with the Government of Ghana until the note is paid in full. The note was paid off on January 23, 2012. Additionally, Xtra-Gold Resources received a one-time issuance of DGG’s common stock, representing 5.71% of the issued and outstanding Common Stock of the Company upon acquisition of DGG by the Company.

Although the Option Assignment Agreement was dated August 22, 2011, Adom did not sign it until the early part of 2012 as Adom raised some issues concerning its residual rights under the Option Agreement after XGEL had assigned the Option to DGG.  The issues raised by Adom were eventually resolved to Adom’s satisfaction. On April 4, 2012, the Option Assignment Agreement was executed by all parties. The time lag between the raising of the issues by Adom and their resolution caused the delay in the execution of the Option Assignment Agreement thereby causing XGEL’s inability to seek Ghana Government approval of the Option Assignment Agreement until April 4, 2012.

Following an application made by XGEL on April 4, 2012, a formal approval of the Option Assignment Agreement was given by the Minerals Commission of Ghana by a letter dated May 4, 2012 (the “Letter”). The Letter is the official response of the Minerals Commission to XGEL’s application for government approval of the Option Assignment Agreement as required by Section 14 of the Mining Law.  The Minister responsible for mines is required by the Mining Law to act on the advice of the Minerals Commission when exercising his powers and discretions conferred on him under the Mining Law.  Consequently, all applications to the Minister for the exercise of such powers under the Mining Law are lodged with the Minerals Commission which reviews the application and makes the appropriate recommendation to the Minister. The Minerals Commission charges a consideration fee for reviewing and making recommendations to the Minister.  In the case of the XGEL’s application dated April 4, 2012 the letter dated May 4, 2012 was the official response of the Minerals Commission confirming that the Minerals Commission had received the application and accompanying documents, reviewed the XGEL’s application with its supporting documents and would recommend the application to the Minister, subject to the payment of a consideration fee of US$10,000 to the Commission.  DGG, as the assignee of the option rights, has since May 29, 2012 paid the consideration fee of US$10,000 to the Minerals Commission, which has forwarded its recommendation to the Minister to grant approval of the assignment of the Option rights from XGEL to DGG.  The Minister is required under the Mining Law not to unreasonably withhold such approval or grant such approval on unreasonable terms.  The Minister is also required to grant such approval within thirty (30) days of receipt of the recommendation from the Minerals Commission or give written reasons to the applicant for failing to decide on the application within such period.

Pursuant to Section 14 of the Mining Law of Ghana, mineral right shall not in whole or in part  be transferred, assigned, mortgaged or otherwise encumbered or dealt with in any manner without the prior approval in writing of the Minister, which approval shall not be unreasonably withheld or given subject to unreasonable conditions. In the opinion of our Ghana counsel, the Option Assignment Agreement which is subject to this statutory provision will not be legally effective and enforceable prior to receiving the ministerial approval. The US$10,000 fee paid to the Minerals Commission is not a prescribed statutory fee but rather an administrative fee which is charged by the Minerals Commission for reviewing and recommending applications under the Mining Law to the Minister. Thus the fee will not affect the legality and enforceability of the assignment of the Option rights.

In addition, the Option Assignment Agreement prescribed that it would become effective upon receipt of all regulatory approvals in Ghana, U.S.A, and Canada including approval from the Minister of Mines and the TSX Exchange if applicable.  Pursuant to Section 6 of the Option Assignment Agreement, the procurement of the ministerial approval is one of the pre-conditions for the completion and effectiveness of the transfer of the option interest to DGG.  The approval of the Minster of mines is the only regulatory approval that is required in Ghana for the effectiveness of the assignment of the option interest. This regulatory approval has been duly applied for and following demand made in its letter dated May 4, 2012, the requisite consideration fee of US$10,000 has been paid by DGG to the Ghana Minerals Commission on May 29, 2012.  Such ministerial approval should ordinarily be issued by the Minister within thirty days after receipt of the favorable recommendation from the Minerals Commission.

As of the date of this Annual Report, the Minister has not granted approval for the Option Assignment Agreement due to an internal clerical error by the Minerals Commission. The appropriate internal documents were not submitted until July 4, 2012.  As a result, the assignment of the Option to DGG is not currently legally effective or enforceable. Therefore, DGG has not succeeded to the Option Assignment Agreement.

During the twelve months ended April 30, 2012, we impaired the carry values of our investment in DGG, our wholly owned subsidiary in Ghana and the Edum Banso mineral property. We took a charge of $4,910,000 for these impairments.

Earn-In Agreement

On January 25, 2012, the Company, through its wholly-owned subsidiary, DGG, entered into certain Earn-In Agreement (the “Earn-In Agreement”) by and between DGG and North Springs Resources Corp., a Nevada corporation (“NSRS”). Pursuant to the Earn-In Agreement, NSRS shall acquire working interest (the “Working Interest”) in DGG’s interest (“DGG’s Interest”) in the Property, per the terms of the Earn-In Agreement as follows:

Working Interest:

NSRS shall provide a total of one million two hundred fifty thousand dollars ($1,250,000) to DGG according to the following payment schedule (each a “Commitment Payment”):

i.
an initial payment of two hundred fifty thousand dollars ($250,000) (the “Initial Payment”), of which one hundred fifty thousand dollars ($150,000) is due within five (5) days of the execution of the Earn-In Agreement and the remaining one hundred thousand dollars ($100,000) is due within thirty (30) days of the execution of the Earn-In Agreement;

ii.	five hundred thousand dollars ($500,000) on or before July 31, 2012 (the “Second Commitment Payment”); and

iii.	five hundred thousand dollars ($500,000) on or before December 31, 2012 (the “Third Commitment Payment”).

The Initial Payment has been made and upon making the full Initial Payment to DGG, NSRS acquired a ten percent (10%) Working Interest in DGG’s Interest.

As of the date of this Annual Report, NSRS has not made the Second Commitment Payment of $500,000 before July 31, 2012. Consequently, fifty percent (50%) of NSRS’ Working Interest has automatically reverted back to DGG and NSRS has been deemed to have forfeited its right to provide the Third Commitment Payment.

In the event that NSRS fails to provide the Second Commitment Payment to DGG on or before July 31, 2012, fifty percent (50%) of NSRS’ Working Interest shall automatically revert back to DGG and NSRS shall be deemed to have forfeited its right to provide the Third Commitment Payment.  DGG shall then have the option to buy back an additional twenty five percent (25%) of NSRS’ Working Interest in exchange for one hundred fifty thousand dollars ($150,000).

Additional Working Interest:

NSRS shall acquire an additional twenty five percent (25%) Working Interest in DGG’s Interest (the “Additional Interest”) in exchange for ten million (10,000,000) shares of common stock of NSRS (the “NSRS Shares”).  The Additional Interest is in addition to the Working Interest described above.

In the event that the value of the NSRS Shares is less than two million five hundred dollars ($2,500,000) on October 1, 2012, DGG shall have the option to either: (a) take back the Additional Interest from NSRS and return the NSRS Shares to NSRS; or (b) keep the NSRS Shares and allow NSRS to keep the Additional Interest.  If DGG elects option (a), DGG shall notify NSRS of its decision in writing within five (5) business days from October 1, 2012.

There were no material relationships that existed between DCGD and its affiliates, DGG and its affiliates, and NSRS and its affiliates at the time of the Earn-In Agreement. DCGD and DGG were introduced to NSRS through Gerry Belanger of Live Call Investor Relations Company, the investor relations firm for both DCGD and NSRS. Gerry Bellanger introduced Harry Lappa, President of NSRS, to Dean Huge, Chief Financial Officer of DCGD and Donald Ross, director of DCGD and President of DGG. DCGD was in need of financial resources for development and believed the terms of financing under the Earn-In Agreement favorable to the Company. NSRS, on the other hand, considered the transaction a good investment opportunity. Thus the parties proceeded to consummate the transaction. The Earn-In Agreement and related documents were prepared by the counsels for DCGD and NSRS.

Historic Work

The only known gold production on the Property was from local miners working the auriferous gravels and quartz veins as reported by J.W. Lunn in the 1930s. Amercosa (formerly Anglo American) reportedly worked on the project in the late 1990’s, however the results from this work are not published. St. Jude Resources, a Canadian public mining company, conducted geophysical surveys including magnetic and induced polarization surveys. The prospective structures identified in these surveys were followed up by geochemical surveys which included soil, trench and pit sampling.

Previously, Newmont Ghana Limited (“Newmont”), entered into an option Agreement with Adom and Newmont took over the management of the project undertaken on the Property. The initial work by Newmont included stream sediments soil sampling and prospecting using a grid 400m line spacing and sample intervals of 50m along the gridlines. Approximately 24 stream sediments samples, 13 rock chips samples and 1,946 soil samples were analyzed for gold.  Although the rock chips did not return any significant results, stream sediments returned anomalous values ranging from 11ppb to 216ppb. The soil sampling returned gold values ranging from <1ppb to 1278ppb.

Stream sediment sampling throughout the Property by Newmont in 2003 defined a broad anomalous gold zone approximately 7 km long by 1.5 km wide, roughly conforming to the regional geological trend. Follow-up soil (1,109 samples) and rock sampling by Newmont in 2004 further constrained this broadly anomalous area into two distinctive anomalies, while geophysical interpretation suggests they are coincident with the surface expression of two major North-South oriented thrust faults.

Although the Newmont work was successful in outlining some major gold-in-soil anomalies, they concluded that there were no clear targets that would meet their +1 million ounce threshold. Consequently, Newmont relinquished their interest in the Property in 2004.

Prior Exploration by Xtra-Gold - 2008 to 2010 Exploration Program(s):

An exploration program was implemented on the Property from August 2007 to January 2008 by Torkornoo & Associates Limited (“TAL”), at a cost of approximately $177,000. TAL is a Ghanaian geological consultancy with the principal of TAL being a professional geologist registered with The Australasian Institute of Mining and Metallurgy (AusIMM).

Based on the complex structural nature of gold deposits identified to date by third parties within the Hwini-Butre/Benso-Subriso gold district, the Phase I Work Program encompassed infill soil sampling, reconnaissance geology / prospecting, hand auger sampling and trenching designed to identify cost-effective drill targets. The tighter soil geochemical coverage (200m) was implemented to better define the length-extents and trends of the gold-in-soil anomalies detected by the historical Newmont soil program (2004). The deep auger components of the program was proposed to test the geochemical signature of gold-in-soil anomalies at depth in order to better define trenching and drilling targets. The results of this program are noted hereunder.

Phase I fieldwork consisted of the following:

•	Grid establishment: 8.4 km baseline, 73.8 km gridlines;
•	Soil sampling: 2,703 samples collected, 1,815 samples submitted for gold analysis;
•	Rock sampling: 68 samples;
•	Hand auger sampling: 252 holes / samples;
•	Trenching: 6 trenches (319 m), 214 channel samples.

Soil / Rock Sampling; Methodology – Results

The first pass of the soil sampling survey was carried out using a classical digging tool called a “soso” to a typical depth 0.5 m. Infill sampling in areas of interest was implemented by shallow auger sampling to a 1.0 meter depth. A total 1,815 soil samples were submitted for gold analysis.

TAL arbitrarily set the anomalous threshold for the soil sample results at 0.05 ppm gold based on past work experience in the Hwini-Butre / Benso-Subriso gold district. 123 out of the 1,815 soil samples (approx. 7%) returned gold values greater than the 0.05 ppm anomalous threshold. The soil geochemistry survey outlined a 8.0 km long by approximately 0.6 km wide, gold-in-soil anomalous trend conforming to the regional NNE structural trend. This gold-in-soil anomaly (> 0.05 ppm Au) tends to be patchy in nature and / or to pinch-out along its 8.0 km extent. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb). Four areas (i.e. Zone A, B, C and D) within the defined gold-in-soil anomalous corridor were relative continuity and / or the favorable geological and structural settings of the gold-in-soil anomalies.

Zone A, located to the north of the town of Edum Banso, extends from gridline 14700N to 15200N (500 m). Zone B, located to the northeast of the hamlet of Edum Dominase, extends from line 11300N to 12100N (800 m). Zone C is an approximately 200 m by 200 m area located in the east-central portion of the concession. This zone is characterized by three (3) consecutive, strongly anomalous gold-in-soil values over a 50 meter distance on Line 11300N. Zone D consists of a NE-trending zone of discrete gold-in-soil values extending from L8200N to L9900N (1,700 m) at the south-western extremity of the concession.

Based on geophysical interpretation, including airborne magnetic and radiometric data, the Zone C and Zone D gold-in-soil anomalies appear to be spatially associated with the contact between the Birimian Metavolcanics and the circular Mpohor Intrusive Complex.

A total of 68 rock (float) samples were collected during reconnaissance geological mapping carried out alongside the soil sampling. This rock sampling produced a single exploration-significant gold value from a float of iron oxide stained quartz located to the south of the Zone D gold-in-soil anomaly. Similarly to the Zone C and Zone D anomalies this anomalous quartz float also appears to lie proximate to the inferred metavolcanic-Mpohor Complex contact.

Deep Auger Sampling; Methodology – Results

As a follow up to the soil sampling a deep auger program was implemented on the four priority areas to test the geochemical signature of the gold-in-soil anomalies at depth within the saprolite horizon in order to better define trenching targets. A total of 252 sites were augered to an average depth of approximately 4.0 m with a one (1) meter sample collected from the saprolite horizon at the bottom of each hole. Auger hole spacing was typically 25 m, with some 12.5 meter infilling.

TAL set the anomalous threshold for the auger sample results at 0.10 ppm gold based on past work experience in the Hwini-Butre / Benso-Subriso gold district. 19 (7.5%) out of the 252 deep auger samples returned gold values greater than the 0.10 ppm anomalous threshold.

Manual Trenching; Methodology – Results

The Zone A and Zone D deep auger anomalies (> 0.10 ppm Au) were further tested by three (3) trenches totaling 160 m and three (3) trenches totaling 159 m, respectively. The trenches were manually excavated with pickaxes and shovels to a vertical depth of 4 m. A total of 214 channel samples were collected from the sidewall of the six (6) trenches totaling 319 m. Samples consisted of horizontal channels, typically 1 m or 2 m in length, cut approximately 0.1 m above the floor of the trench.

The Zone A trenching failed to yield any significant gold results. Trench EBTR005 yielded the only exploration – significant gold results from the Zone D trenching in the form of a length-weighted average grade of 1.23 ppm gold over a 4 meter trench-length (2 samples). The anomalous section is characterized by chlorite altered mafic metavolvanic rock hosting fine, iron oxide stained, quartz stringers.

Results / Recommendations

It was established that within the vicinity of the circular mafic Mpohor Complex, the work carried out by TAL revealed the following: The soil program returned gold grades of 1099ppb, 793ppb and 606ppb; deep auger on the soil revealed 1.42g/t; One trench over 4m revealed 1.23g/t, and further south, a rock chip revealed a grade of 3.6g/t. Thus the results of the prospecting work undertaken by TAL provides more than sufficient evidence that the Property is predominantly underlain by the Mpohor complex, the dixcove granitoid and Birimian metavolcanics which could host auriferous ore body of economic significance.

The spatial association of the Zone C and Zone D gold-in-soil and deep auger anomalies, the anomalous trench EBTR005 channel samples, and the auriferous quartz float, with the geophysically interpreted, north-western rim of the Mpohor Intrusive Complex is of considerable exploration significance.

Economically significant gold mineralization is known to exist along the south-eastern margin of the circular Mpohor Complex, approximately 2 km to the south-east of the Property. Although published information, geophysical interpretation, and the results of the present work program indicate that the Property shares a similar geological / structural setting as the deposits located on the south-eastern rim of the Mpohor Complex, it by no means implies that the Property hosts similar mineral deposits.

 Recommended work to further advance the project includes: (a) additional deep auger sampling of the Zone C and Zone D gold-in-soil anomalies; (b) continued reconnaissance geology and rock (float) sampling along the inferred margin of the Mpohor Complex; and (c) detail structural interpretation of the property area based on the airborne magnetic and radiometric data. No significant work was carried out on the Property in 2010.

Resources and Reserves

As of the date of this Annual Report, no ore resources or reserves have been identified on the Property.

The Property is currently at an early stage of evaluation. As at the date of this Annual Report, no mineralized material or reserve estimates have been made at the Property. As of the date of this Annual Report, there are no exploration activities currently being conducted on the Property. Prior to this Annual Report, there were preliminary lode gold exploration programs undertaken at the Property and their respective results are noted herein.

Location and Access

The Property in Figure 2 is located in the Mpohor Wasa East District of the Western Region of Ghana. The Property is about 270km west of Accra, and 35km north of Takoradi a major commercial centre. The Property covers an area of about 20.6sq. Km. The Property is located in an area of Birimian metasediments, metavolcanics and intrusive rocks, which are part of the Ashanti Belt, which extends over 250 km from Axim on the coast northeast to Konongo in the north and is the most intensively mined area in Ghana. The Property covers the Eastern margin of the massive Granitoid Complex, which are most common in the western part of the Property with extensive structural features, the most dominant being a NNE to N-S trending fracture system.

Figure 2: Location Map

The Property area is situated within the survey field sheet 0502c3 and 0402a1 and bounded by following coordinates (Table 1).

Table 1: Edum Banso Concession Pillars
Pillar	Longitude	Latitude
P1	1° 54' 40"	5° 03' 59"
P2	1° 54' 15"	5° 03' 55"
P3	1° 54' 03"	5° 04' 33"
P4	1° 53' 48"	5° 04' 27"
P5	1° 53' 48"	5° 00' 00"
P6	1° 56' 00 ''	5° 00' 00"
P7	1° 55' 27"	5° 01' 53"
P8	1° 55' 05"	5° 01' 49"

The Main SW Ghana Gold Belts

GEOLOGY LEGEND
SEFWI BELT
KUMASI BASIN
ASHANTI BELT
CAPE COAST BASIN
KIBI BELT

Access

 The Property is accessible by a good road from Apowa on the Takoradi to Tarkwa highway. The road runs through Mpohor in the south, to Edum Banso in the north, and it carries on through the Benso Oil Palm Plantation (BOPP). From Mpohor to other areas within the Property can be accessed by a rough field tracks negotiable by 4 x 4 vehicles, and walking trails through farms, jungle and oil palm or rubber plantations.

Infrastructure and Population

 The Property and the surrounding area are highly populated with groupings of villages scattered within the surrounding area. Edum Banso, Edum Domnase and Trebuomu are the three biggest settlements in the area. Edum Banso and Domnase are connected to the national power grid. The principal economic activities in the surrounding area are limited to subsistence farming and trading.

 Takoradi is the nearest commercial center with a new thermal plant with a 250 MW capacity, hospital, post office, court, police station, Naval and commercial seaports. A local air force base has a runway that is accessible to light to medium size fixed wing and jet aircraft.

Drainage and Relief

 The Property is drained by Butre, Eburi Ntra river systems and small tributaries (Ntrawa, Aboabaka, etc.). The Property and the surrounding area as a whole has a trellised drainage pattern in which a system of parallel and sub-parallel rivers are aligned almost on the strike of the structural formations in a general way and make occasional turns to cross the strike. The trellised drainage pattern is made more prominent for the Butre drainage area by the underlying granitoid, which are more resistant to weathering.

The Property and surrounding area is undulating, with modest relief of 30 to 100 m. Topographic relief in the north-western part is 75 to 100 m above valley floors, which are approximately 100 m above sea level. In the southern part of the Property, topographic relief is flat, low-lying flood plains. In general, the topography varies considerably, with round to flat-topped hills, low-lying flood plains and swamps.

Vegetation and Climate

 The low-lying valleys are marshy and cleared farmlands carrying both subsistence and cash crops such as palm, cassava, bananas, oil palm, and vegetables. Areas of slightly hilly relief tend to have retained some remnant tropical vegetation. The north-western part of the Property contains part of the BOPP oil plantation.

 The climate is typically wet tropical (equatorial) with daily temperatures ranging on an annual basis, between 30º - 36ºC, maxima and 15º - 20ºC minima. Rainfall for most of the Western Region of Ghana is in the range 1500mm - 2000mm annually. There is a main wet season from March to July, peaking in May-June, and a minor wet season from September to November, peaking in October.

Land Tenure

 The Property is covered by a License, number LVB 2324/91 which was initially registered in 1991 with the land registry No 1130/1991. This was held by Adom and has been renewed until July 20, 2013.

Geology

Regional Geology and Mineralization

Stratigraphically, Ghana lies within the West African Precambian Shield. Gold producing Precambian rocks of the Eburnean tectonic province (2.17-2.18 billion years) underlie much of the south-western and the north-eastern half of Ghana, as well as parts of Cote D’Ivoire, Mali and Burkina Faso (See Figure 5).

The Precambian in Ghana is dominated by the Birimian which is unconformably overlain by the Tarkwaian. The former is made up of a meta volcanic (greenstone) type lithologies, and meta sediments believed to have formed from erosion of the rising volcanic belts, resulting in the formation of argillites, turbidites, and fine grained tuffs of relatively deep quiet water basins. The later is a fossil placer similar to the Witwaterstrand and Transvaal “banket reefs” of South Africa.

The regional structural fabric of the Eburnean of West Africa are characterized by NE-SW trending belts bounded by major regional structures which probably represent early extension-related faults that controlled the location and deposition of sediments in both the Birimian and Tarkwaian basins. Subsequent reactivation of these faults during a compressional tectonics phase resulted in thrusting and folding evident in the Tarkwaian rock units. Late right lateral transgressional tectonics has resulted in the kinks, jogs and sigmoidal geometries evident along the major gold belts.

Property Geology

Regional Geology on Ghana in relation to West Africa

Exposures in the Property are quite scarce, however, extrapolation from the Aerodat airborne geophysical data as well as an interpretation of the airborne geophysics by Watson Geophysics and Dr. R.J. Griffins are enough to provide a good idea of the major rock types that can be found. The Property is located in an area of Birimian metasediments, metavolcanics and intrusive rocks which are part of the Ashanti Belt.

Exploration works within the Property have revealed that the rocks are basically metavolcanics, metasediments and intrusive such as diorite and granodiorite. The eastern part to the Property is predominantly metasediments, metavolcanics, and metavolcaniclastics. Dixcove Granitoids are most common in the western part of the Property.

Four main types of rocks were identified in the six trenches dug so far which covers an average of 8km from the North East to the South West direction. The units are as follows:

Tuffaceous phyllite: Predominantly fine grained, massive mottled whitish to yellowish brown to pinkish saprolite. Occasionally interbedded with carbon altered weakly foliated silicified phyllite. The unit exhibit very weak foliation normally parallel or sub-parallel to associated quartz stringers and almost invariably, moderate to steep dipping (65-88 deg), usually to the west.

Tuffs: Appear as mottled clay material with fine grained massive saprolite meta tuff inclusions.

Granodiorite/diorite: Looked dark grey in colour usually massive and coarse grained. Silica and chlorite alteration are very common. They look fresh inside but the outside is usually coated with either Manganese and/or iron oxide.

Quartz: They occur as veins, stringers and stock works. They are white to milky in colour and in some cases glassy to light grey. They measure from a few millimeters to 7m thick in trench EBTR003. The attitude of quartz found in trench 3 was 100/56 and another one associated with a diorite in trench EBTR006 was 208/68. Quartz boulders, pebbles and gravels are common and floats occupy every single space in the Property. They are common because they are hard and resist weathering. The veins found in all trenches are crushed in the shear zones and are found to be stained with iron and/or muscovite/sericite. In most trenches they usually occur as micro stringer or micro quartz stock works.

The rocks underlying the Property have undergone alteration and shearing, which is commonly associated with gold mineralization. Alteration along the margins of veins is very common. Alteration consists mainly of silicification, chlorite and muscovite/sericite. There appears to be numerous types of pre-metamorphic intrusives throughout the area. Some of these intrusives found in trenches could be interpreted as mafic (diorite or granodiorite) intrusives. The interpreted geology from the Aero data image of Potassium for the Property shows that the circular mafic Mpohor Complex extends south into Golden Star’s adjoining Hwini-Butre Concession where significant gold mineralization has been found.

Geology of the Location and Main Deposits or Occurrences

Glossary of Technical Geological Terms

The following defined geological terms are used in this Annual Report:

Term	Definition
Argillite:
Is a fine-grained sedimentary rock composed predominantly of indurated clay particles. Argillaceous rocks are basically lithified muds and oozes. They contain variable amounts of silt-sized particles. The argillites grade into shale when the fissile layering typical of shale is developed.

Assay:	The act of testing the content or quality of a substance.
Attitude:
The orientation of a planar or linear feature in three-dimensional space. Planar features that are not horizontal, such as tilted strata, are described by their strike, or the azimuth of the intersection of the plane with a horizontal surface, and the dip, or the magnitude of its inclination from a horizontal reference. The trend and plunge of linear features, such as the axis of a fold, describe the azimuth of the line and its deviation from horizontal.

Auriferous:	Containing gold; gold-bearing.
Diorite:	A coarse-grained, intrusive igneous rock that contains a mixture of feldspar, pyroxene, hornblende and sometimes quartz.
Felsic:	Refers to silicate minerals, magma, and rocks which are enriched in the lighter elements such as silicon, oxygen, aluminum, sodium, and potassium.
Foliated:	Composed of thin easily separable layers.
Foliation:
The planar or layered characteristics of metamorphic rocks that are evidence of the pressures and/or temperatures to which the rock was exposed. These can be structural such as cleavage, textural such as mineral grain flattening or elongation, or compositional such as mineral segregation banding.

Granite:	A common and widely occurring type of intrusive, felsic, igneous rock. Granites usually have a medium- to coarse-grained texture.
Granitoid:
A granitoid or granitic rock is a variety of coarse grained plutonic rock similar to granite which mineralogically are composed predominately of feldspar and quartz.[1] Examples of granitoid rocks include granite, quartz monzonite, quartz diorite, syenite, granodiorite and trondhjemite. Many are created by continental volcanic arc subduction or the collision of sialic masses. Volcanic rocks are common with granitoids and typically have the same origins.

Granodiorite:	A plutonic rock composed of black biotite, dark-gray hornblende, off-white plagioclase, and translucent gray quartz.
Hand Auger:	A tool used to collect disturbed soil samples, while core samplers are used to collect partially disturbed samples. Hand augers are also used to remove soil above a desired sampling location.
Igneous Rock:	A rock relating to, resulting from, or suggestive of the intrusion or extrusion of magma or volcanic activity.
Intrusive:	Igneous rocks that crystallize below Earth's surface
Lithologies:	The study and description of rocks, including their mineral composition and texture. Also used in reference to the compositional and textural characteristics of a rock.
Lode:	A classic vein, ledge, or other rock in place between definite walls.
Metamorphic Rock:	Rock altered by pressure or heat.
Metasediment:
Is sediment or sedimentary rock that shows evidence of having been subjected to metamorphism. The overall composition of a metasediment can be used to identify the original sedimentary rock, even where they have been subject to high-grade metamorphism and intense deformation.

Metavolcanic
Metavolcanic rock is a type of metamorphic rock. Such a rock was first produced by a volcano, either as lava or tephra. Then, the rock was buried underneath subsequent rock and was subjected to high pressures and temperatures, causing the rock to recrystallize.

Muscovite/ Sericite:	A kind of muscovite occuring in silky scales having a fibrous structure. It is characteristic of sericite schist.
Mica:	Any of a group of chemically and physically related aluminum silicate minerals, common in igneous and metamorphic rocks.
Mineralization:	The concentration of metals and their chemical compounds within a body of rock.

Mineralized Material:	Projection of mineralization in rock based on geological evidence and assumed continuity.
Ore:	An ore is a type of rock that contains minerals with important elements including metals. The ores are extracted through mining; these are then refined to extract the valuable element(s).
Phyllite:	A foliate metamorphic rock that is made up mainly of very fine-grained mica. The surface of phyllite is typically lustrous and sometimes wrinkled. It is intermediate in grade between slate and schist.
Quartz:	A very hard mineral composed of silica, SiO2, found worldwide in many different types of rocks, including sandstone and granite.
Reserve:
(For the purposes of this Report): That part of a mineral deposit which could be economically and legally extracted or produced. Reserves consist of:

Proven (Measured) Reserves: Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well-established.

Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Saprolite:	Disintegrated somewhat decomposed rock that lies in its original place.
Schist:	A foliated metamorphic rock the grains of which have a roughly parallel arrangement; generally developed by shearing.
Shear Zone:
Involve volumes of rock deformed by shearing stress under brittle-ductile or ductile conditions, typically in subduction zones at depths down to 10-20 km. Shear zones often occur at the edges of tectonic blocks, forming discontinuities that mark distinct terranes.

Silica:
"Silica stone" is an industrial term for materials such as quartzite, novaculite and other   microcrystalline quartz rocks. These are used to produce abrasive tools, deburring media, grinding stones, hones, oilstones, stone files, tube-mill liners and whetstones.

Silicate:	Any of numerous compounds containing silicon, oxygen, and one or more metals.
Silicified Phyllite:	Silicified "petrified" wood is formed when buried plant debris is infiltrated with mineral-bearing waters which precipitate quartz.
Stock works:
A complex system of structurally controlled or randomly oriented veins. Stock works are common in many ore deposit types and especially notable in greisens. They are also referred to as stringer zones.

Tectonics:	The study of processes that move and deform Earth's crust.
Thrust Fault	A reverse fault that has a dip of less than 45 degrees.
Transgression:	An advance of the sea over land areas. Possible causes include a rise in sea level or subsidence.
Trellis Drainage:
A drainage pattern in which streams intersect at right angles. This forms in areas of long parallel valleys such as in folded mountain belts. Rivers occupy the valleys and tributary streams join them at right angles.

Trenching:	A geologic process whereby a long, narrow, deep depression in the ocean floor that parallels a convergent boundary involving at least one oceanic plate, is made.
Turbidite:
A vertical sequence of sediments deposited by a turbidity current. Because the largest particles of the current settle first a turbidite will be graded deposits with coarsest grain sizes at the bottom and finer grain sizes going upwards.

Tuff:	A rock composed of pyroclastic materials that have been ejected from a volcano. In many instances these fragments are still hot when they land, producing a "welded" rock mass.
Vein:	A fracture that has been filled with mineral material.
Volcanic:	Characteristic of, pertaining to, situated in or upon, formed in, or derived from volcanoes.

Plan of Operation

Under the current prospecting license, we plan to commence the first phase (“Phase I”) of the exploration program on the Property in the third quarter of 2012, subject to securing adequate funding. Phase I work will be headed by Ralph Shearing, senior geologist and a member of board of directors of the Company.  He has completed a work scope and has submitted it to three reputable geological consulting firms for quotation to conduct exploration activities on the Property, including: geological mapping, geological and geochemical prospecting, assaying and information review. Geological mapping involves identifying bedrock types and structures and plotting this previous data along with exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. Geological and geochemical prospecting involves analyzing soils and bedrocks on the property surface in order to discover indications of potential mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for mineral content. Assaying is the chemical analysis of a substance to determine its components. We expect Phase I to take approximately 60 days to complete and an additional month for the consulting geologist to receive the lab results from these activities and prepare an analytic report. We have estimated the cost of Phase I to be approximately $100,000.

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

As part of Phase III, after core sampling, the consultant(s) will have independent geochemical laboratories analyze the samples collected from the core drilling. The total estimated cost for analyzing the core samples is $40,000, and we estimate this process will take approximately 30 days. The core samples will be tested to determine if mineralized material is located on the Property. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in the western United States. We have not selected any of the foregoing persons as of the date of this Report. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the Property, or develop the Property. If we do not find mineralized material or we cannot remove mineralized material, because it is not economically feasible to proceed, we will cease operations in relation to the Property. If we do fine mineralized material that justifies additional follow up work, but do not have sufficient funds to cover the cost of this work, we will temporary cease operations and seek additional funding to cover costs of such work or possibly seek joint venture partners to fund the cost of future work.

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

Set forth below is a summary of the exploration activities, anticipated time frame and estimated costs associated with each of the Phases.

Phase	Exploration Activities	Anticipated Timeframe	Estimated Cost
Phase I	Retention of consultant(s) to conduct: Geological Mapping, Geological and Geochemical Prospecting, Assaying and Information Review.	Expected to begin during the third calendar quarter of 2012 (dependent on funding).	$100,000
Phase II	Retention of consultant(s) to conduct: Trenching, Surveying of Localized Soil, and Detailed Sampling and Mapping of Historic Zones.	Expected to begin between the fourth calendar quarter of 2012 (depending on funding and the results of Phase I activities).	$300,000 – $350,000
Phase III	Retention of consultant(s) to conduct: Core sampling and analysis of samples derived from Diamond Drilling.	Expected to begin in the fourth calendar quarter of 2012 (depending on funding and the results of Phase I and Phase II activities).	$420,000 - $840,000 (depending on the number of holes drilled and the duration of consultant’s services)
TOTAL			$820,000 – $1,240,000

Quality Assurance/Quality Control

The data obtained from our exploration program will consist of survey data, sampling data, and assay results. Quality Assurance/Quality Control (QA/QC) protocols will be in place at the mining site and at the laboratory to test the sampling and analysis procedures.

The Company will utilize statistical methodologies to calculate mineral reserves based on interpolation between and projection beyond sample points. Interpolation and projection are limited by certain factors including geologic boundaries, economic considerations and constraints to safe mining practices. Sample points will consist of variably spaced drill core intervals obtained from drill sites located on the surface and in underground development workings. Results from all sample points within the mineral reserve area will be evaluated and applied in determining the mineral reserves.

Samples will be sent to a laboratory for analysis. The samples will be under a strict monitoring and tracking system from log-in to completion. Samples will be logged-in immediately upon receipt and carefully checked for any special handling that may be needed. All analytical procedures, sample handling, and preservation techniques used will strictly adhere to those approved by the Environmental Protection Agency (“EPA”), where applicable. To test assay accuracy and reproducibility, pulps from core samples will be submitted and then resubmitted for analysis and compared. To test for sample errors or cross-contamination, blank core (waste core) samples will be submitted with the mineralized samples and compared. Reference samples from EPA or from private sources will also be tested with every set of samples to provide an additional measure of accuracy.

The QA/QC protocols will be practiced on both resource development and production samples. The data will be entered into a 3-dimensional modeling software package and analyzed to produce a 3-dimensional solid block model of the resource. The assay values will be further analyzed by a geostatistical modeling technique to establish a grade distribution within the 3-dimensional block model. Dilution will then be applied to the model and a diluted tonnage and grade will be calculated for each block. Mineral and waste tons, contained ounces and grade will then be calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values will be applied and the final proven reserve tons and grade will be calculated.

The Company will review its methodology for calculating mineral resources and reserves on an annual and as-needed basis. Conversion, an indicator of the success in upgrading probable mineral resources to proven mineral reserves, will be evaluated as part of the reserve process. The review will examine the effect of new geologic information, changes implemented or planned in mining practices and mine economics on factors used for the estimation of probable mineral reserves. The review will include an evaluation of the Company’s rate of conversion of probable reserves to proven reserves.

Management Experience

Mr. Stephen E. Flechner, our President, Chief Executive Officer and director, has nearly 35 years of mining management and consulting experience. He has served numerous private and publicly traded mining companies in senior management and consultant capacities.  From 1978 to 1993, he held the positions of Vice President & General Counsel of Gold Fields Mining Company, the U.S. operating subsidiary of former global mining giant Consolidated Gold Fields.  During his tenure with Gold Fields, the organization grew from 12 to 1200 people while acquiring, exploring, permitting, financing, developing, and operating three highly profitable gold mines (Ortiz, Mesquite & Chimney Creek), producing an aggregate of 400,000 oz. gold/year.  The Mesquite and Chimney Creek mines were subsequently acquired by Newmont Mining.  Later in the 1990s, Mr. Flechner served as president of a TSX-V listed mining company that acquired and explored an early stage gold project in Ghana.  Subsequently, he consulted to a TSX company regarding gold and uranium acquisitions in Europe and Nevada, culminating in a $40 million bought deal financing.  More recently, he served as president/consulting counsel of a TSX-V company which acquired South Korea’s largest past producing gold and tungsten mines (a subsidiary of Berkshire Hathaway recently agreed to joint venture the tungsten project).  He currently consults with other gold exploration and development companies.  Mr. Flechner is a graduate of the Yale Law School and has lectured at the Rocky Mt. Mineral Law Institute on “Environmental Laws & Regulations Governing Gold Mining.”

Mr. Dean Huge, our Chief Executive Officer, Treasurer, Secretary and director, has had experience in both the public and private sectors and has raised funding through different financing structures over his career. From September 2010 to July 2011, Mr. Huge served as the Chief Financial Officer and Treasurer of China Chemical Corp., a manufacturer of fine chemicals used in the production of reinforced plastics and resins. In 2008 and 2009 Mr. Huge, served as a Senior Business Consultant to the small business-consulting firm, International Profit Association. From 2000 through 2008, Mr. Huge acted as President of Major Marketing Concepts, Inc., an affinity and incentive marketing services provider. Mr. Huge received a Bachelor of Science Degree in Accounting and Finance from Southern Illinois University.

Mr. Ralph Shearing, our director, is a professional geologist with extensive experience throughout North America and internationally.  He is a graduate of the University of British Columbia, earning a B.Sc. Geology degree.  Since graduating in 1981, he has been directly involved in several world class exploration and development projects and has gained hands-on experience in all aspects of mineral exploration, including geophysics, geochemistry, geology, and diamond core drilling.  In 1986, Mr. Shearing founded and is currently the CEO and President of Soho Resources Corp., a TSX Venture Exchange listed mining company developing the Tahuehueto Project, a gold and silver deposit in Mexico.  The Company appointed Mr. Shearing as a Director and Geological Consultant on account of his 25 years of active involvement with the management and directing of publicly traded companies, combined with his practical mining experience, which have given him unique insight into the industry and allowed him to develop a well-rounded business approach for junior resource companies.

Mr. Donald Ross, director of the Company is founder and President of Discovery Gold Ghana Limited, a wholly-owned subsidiary of the Company. Prior to his involvement in the mining sector, Mr. Ross spent over 30 years as a senior operational manager with United Parcel Service (UPS), retiring in 2000 following their successful Initial Public Offering. He is currently the founder and CEO of BDM Marketing, a firm specializing in placement and financing of automobiles to individuals with poor credit.

Competitive Factors

We are a new mineral resources exploration company. The gold mining industry is fragmented meaning that there are many gold prospectors and producers, small and large.

We will compete with other mineral resource exploration companies for the acquisition of new mineral properties and for available resources. Many of the mineral resource exploration companies with whom we will compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact our ability to finance further exploration and development of our mineral properties. We will be competing with other mineral resource exploration companies for available resources, including, but not limited to: professional geologists, camp staff, mineral exploration supplies, exploration vehicles and drill rigs. Competing for available resources will depend on our technical abilities, financial capacities, industry contacts, and any consulting arrangements we may have in place.

We will also compete with other mineral resource exploration companies for financing from investors that are prepared to make investments in mineral resource exploration companies. The presence of competing mineral resource exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors view our competitors as more attractive investments, based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We have not yet identified any methods by which we will compete with other mineral resource companies.

Market for Valuable Minerals

If the Company is able to develop commercial operations, process the minerals that we extract from the Property, and ultimately sell these minerals, we anticipate that we will sell these minerals throughout the world, given the ever-increasing demand for these types of minerals and the variety of uses for these minerals in high tech applications, computers, jewelry, coinage, medicine, dentistry, and more.

Employees

As of the date of this Annual Report, we have no employees, other than our directors and officers. We may use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

Government Regulation

Ghanaian Ownership and Special Rights

Rights to explore and develop a mine in Ghana are administered by the Minister of Lands and Natural Resources, acting upon the advice of the Minerals Commission, a governmental organization established under the 1992 Constitution (the “Constitution) to promote and regulate the development of Ghana's mineral wealth in accordance with the Constitution and the Minerals and Mining Act of 2006 (Act 703), which came into effect in March 2006 (“2006 Mining Act”).

A company incorporated in Ghana can apply to the Minerals Commission for a renewable reconnaissance or exploration license granting exclusive rights to explore for a particular mineral in a selected area for an initial period not exceeding one year in the case of a reconnaissance license or three years in the case of a prospecting license. When exploration has successfully delineated a particular Mineral Reserve, an application may be made to the Minerals Commission for conversion to a mining lease, granting a company the right to produce a specific product from the concession area, for a maximum period of 30 years or such lesser period that may be agreed upon with the applicant.  The duration of the lease is determined by the period it would take to mine out the reserves delineated by the applicant.

The 2006 Mining Act requires that any person who intends to acquire a controlling share of the equity of any mining company that has been granted a mining lease, must first give notice of its intent to the Government and also obtain its consent prior to acquiring a controlling share. Under the 2006 Mining Act, the Government of Ghana holds a 10% free-carried interest in all companies that hold mining leases. The 10% free-carried interest entitles the Government to a pro-rata share of future dividends. The Government has no obligation to contribute development capital or operating expenses.

Under the 2006 Mining Act, the Government of Ghana is empowered to acquire a special or golden share in any mining company. The special share would constitute a separate class of shares with such rights as the Government and the mining company might agree. Though deemed a preference share, it could be redeemed without any consideration or for a consideration determined by the mining company and payable to the holder on behalf of the Government of Ghana.

In the absence of such agreement, the special share would have the following rights:

•
it would carry no voting rights but the holder would be entitled to receive notice of, and to attend and speak at, any general meeting of the members or any separate meeting of the holders of any class of shares;

•	it could only be issued to, held by, or transferred to the Government or a person acting on behalf of the Government;
•
the written consent of the holder would be required for all amendments to the organizational documents of the company, the voluntary winding-up or liquidation of the company, or the disposal of any mining lease, or the whole or any material part of the assets of the company;

•	it would not confer a right to participate in the dividends, profits or assets of the company or a return of assets in a winding up or liquidation of the company; and
•	the holder of a special share may require the company to redeem the special share at any time for no consideration or for a consideration determined by the company.

DGG has not issued, nor to date been requested to issue, a special share to the Government of Ghana.

The Government of Ghana has a pre-emptive right to purchase all gold and other minerals produced by mines in Ghana. The purchase price would be agreed by the Government of Ghana and the mining company, or the price established by any gold hedging arrangement between the company and any third party approved by the Government, or the publicly quoted market price prevailing for the minerals or products as delivered at the mine or plant where the right of preemption was exercised. The Government of Ghana has agreed to take no preemptive action pursuant to its right to purchase gold or other minerals so long as mining companies sell gold in accordance with certain marketing procedures approved by the Bank of Ghana.

Ghanaian Royalty Rights

Under the laws of Ghana, a holder of a mining lease is required to pay quarterly a royalty of 5% of the total revenues earned from minerals produced from the lease area.

Ghana Corporate Tax Requirements

Apart from mineral royalty which is provided for under the Mining Act, the general tax regime applicable to all mining companies is set out in the Internal Revenue Service Act 2000 Act 592 and regulations made under the said Act which are administered by the Ghana Revenue Authority (“GRA”).

In late 2011, the Government of Ghana proposed a number of changes to the mining fiscal regime starting from 2012, which resulted in an increase in corporate tax payable by mining companies in Ghana. The Government increased the corporate income tax rate from 25% to 35% for mining companies, and capital allowances (tax depreciation) was made deductible at a flat rate of 20% over a five year period instead of an 80% deduction in the year that the capital spending was incurred under the old fiscal regime. The Government further proposed to introduce ring-fencing of mining projects and thereby disallow expenditures from one mining area as a deduction from revenues in a separate mining area belonging to the same company in determining the company's taxable income for tax purposes. The Government has also proposed a 10% windfall profit tax on mining companies in 2012. The details of these tax changes are currently being discussed with mining companies and we are thus not able to determine the impact of these new taxes on our operations at this time. The Ghana Government has set up a tax stability renegotiation team to review the existing tax stability agreements of mining companies operating in Ghana. While our operations still at exploration stage and therefore do not have tax stability agreements, it is not clear at this time how the tax stability renegotiations will impact future agreements for the development of our properties.

Value Added Tax (VAT) and National Insurance Levy (NHIL)

Under the Value Added Tax Act 1998 and Regulations made thereunder mining companies and their affiliates, or contractors, and subcontractors are required to pay VAT and NHIL on goods and services whether procured locally or imported.  The existing legal arrangements under the law permit the mining companies and their contractors or subcontractors to pay the VAT as output tax and claim a refund from the GRA as input tax.  However, the refund arrangements have not worked satisfactorily in the past resulting in a back-log of various sums due to some of the mining companies.  A few of the mining companies have been granted specific exemption from payment of VAT and NHIL in their specific Project Development Agreements which were approved/ratified by Parliament in accordance with Articles 174 and 268 of the Constitution.  This has created an unlevel playing field which the Government is now seeking to rectify through renegotiation with the affected companies.

Import Duties and Excise Taxes

The 2006 Mining Act permits exemption from payment of customs import duties and excise taxes on mining equipment, plant and machinery which are imported for use exclusively for mining operations.  The list of exempted items is contained in the official mining list which is settled between the relevant Government agencies (GRA and Minerals Commission) on the one hand and the Ghana Chamber of Mines representing the Mining Companies.  However, as part of the current Government Policy of reviewing the mining fiscal regime, Government has indicated to the mining companies that it intends to review the mining list with a view to making it more local content friendly.  The objective here is also to reduce the loss of government revenue through import duty and excise duty exemptions.

Environmental Regulation

Environmental matters in Ghana, including those related to mining, fall under the oversight of the Environmental Protection Agency (“EPA”), established under the EPA Act 1994 (Act 490) with some responsibilities lying with the Minerals Commission. The EPA has published rules and guidelines that govern environmental and socioeconomic impact statements, environmental management plans, mine operations, the quality of water discharges to the environment, environmental auditing and review, and mine closure and reclamation, among other matters to which our operations are subject. Additional provisions governing surface uses by our stakeholders are provided in the 2006 Mining Act, but regulations for the implementation of these provisions have yet to be promulgated.

Governmental approvals and permits are currently required, and will likely continue to be required in the future, in connection with our ongoing operations and our development activities. To the extent that such approvals are required and not obtained, we could be limited or prohibited from proceeding with planned exploration or the development of mineral properties.

Exchange Control Requirements

The current legislative and Regulatory Framework for foreign exchange transactions in Ghana is contained in the Foreign Exchange Act 2006 (Act 723) which came into force in December 2006 and related Regulatory Notices issued as Guidelines by the Central Bank of Ghana, namely, the Bank of Ghana (“BoG”), pursuant to powers conferred on the BoG under the Foreign Exchange Act.

The 2006 Foreign Exchange Act provides a legal framework that is consistent with a liberalized foreign exchange regime that was commenced by the Ghana Government since the 1980s.

The new 2006 Foreign Exchange Act empowers the BoG to license dealers in foreign exchange business and to prescribe rules governing information to be provided by licensed dealers on all foreign exchange transactions.  The Act thus removed previous restrictions placed on foreign exchange transactions, including loan and securities transactions between residents and non-residents.

The issue regarding transactions in foreign currency between resident and non-residents under the new Act 723, has been specifically addressed by BoG in its two official Guidelines for the operation of the Foreign Exchange Act.

The published Guidelines cover all the key areas of foreign exchange transactions contemplated under the Act.  These include exports and imports of goods, services, bank notes and securities, payments for goods and services, operation of foreign currency accounts, capital and money market transactions, commercial and financial credit transactions between residents and non-residents, as well as inward/outward investment.  As regards such transactions between residents and non-residents the Notices specifically stated that there was no restriction placed on such transactions.  However, the transactions must be effected through the regular banking system and the local banks are required to submit reports in the form of returns to the Bank of Ghana regarding all foreign inflows and outflows within fourteen (14) days after the end of each month.

Transfers relating to Inward Direct Investment

Similarly, with regard to inward direct investment the Foreign Exchange Guidelines specified that there were no restrictions on such investments or on the repatriation of capital, dividends or profits.  Accordingly, the BoG’s prior exchange control approval is no longer required for such transactions involving residents and non-residents.  However, as is the case with loan transactions be between residents and non-residents as well as other investment related transactions, each transaction must be effected through authorized dealer banks who much report on them to the Bank of Ghana within 14 days after the end of each reporting month.

Labor Law Requirements

Labor Law in Ghana is governed mainly by the 1992 Constitution, the Labor Act 2003, Act 703 (the “Labor Act”) and Regulations made under the Labor Act.

Freedom of association, including the freedom to form or join a trade union is guaranteed under Article 21(e) of the Constitution of Ghana.

Consequently, trades union activities as well as strikes are permitted under the Labor Act.  Under Part 9 of the Labor Act, every worker has the right to form or join a union of his choice for the protection of his economic and social interests.  The exception to this general rule are a category of workers who are in the policy, decision making or managerial class or a person in a position to trust, with highly confidential responsibilities or an agent of a shareholder of a business.  The determination of the category of employees who must not unionize is based on agreement between the employer and the workers or the trade unions.

The Labor Act allows legal strikes but lays down the procedures to be exhausted before embarking on a strike action as a sort of action of last resort.  Procedures for embarking on a strike acting includes notice of the intention to strike.  Where the strike is legal, the employer may not replace the workers except for sustaining certain essential services.

A Labor Commission has been established under Part 28 of the Labor Act to oversee and regulate labor issues.  The Commission, among other things, assists parties to resolve industrial disputes through a mediation and arbitration process.

Except as referred to elsewhere in this Report, there are no other U.S., Ghanaian or other government regulations that are material to our Company.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A.              Risk Factors.

Not applicable.

Item 1B.              Unresolved Staff Comments.

Not applicable.

 Item 2.                Properties.

           We currently are using a portion of our Chief Financial Officer’s home as our corporate headquarters, this space is located at 2817 NE 32 Street, #201, Fort Lauderdale, FL  33306 and we are using the space rent-free. As of the date of this Annual Report, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

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

Item 4.                 Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our Common Stock was quoted on OTCQB under the symbol “NCDL” from April 16, 2012 through July 14, 2012. Effective July 15, 2012, the Company’s ticker symbol has been changed to “DCGD.” From December 28, 2010 to April 15, 2012, our Common Stock was quoted on OTC Bullet Board under the symbol “NCDL.OB.” The table below presents the high and low bid for our Common Stock for each quarter from December 28, 2010, through April 30, 2012. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended April 30, 2011
1st Quarter	-	-
2nd Quarter	-	-
3rd Quarter	$0.25	$0.18
4th Quarter	$0.30	$0.22

Year ended April 30, 2012
1st Quarter	$0.25	$0.22
2nd Quarter	$0.36	$0.22
3rd Quarter	$0.33	$0.20
4th Quarter	$0.33	$0.16

Record Holder

As of August 3, 2012, we had 50,025,000 shares of Common Stock outstanding and held of record by 48 stockholders. Within the holders of record of our Common Stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On August 3, 2012, the closing price of our Common Stock on OTCQB was $0.27 per share.

Dividends

On January 19, 2011, the Company effectuated a forward split of the issued and outstanding common shares of the Company, whereby every one share of Common Stock held was exchanged for fifteen (15) shares of Common Stock. As a result, the issued and outstanding shares of Common Stock were increased from 6,500,000 prior to the forward split to 97,500,000 following the forward split. The forward split was payable as a dividend to shareholders of record upon surrender.

We have not paid any cash dividends to shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of April 30, 2012, we did not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

On May 15, 2012, we adopted our 2012 Equity Incentive Plan (the “Plan”). We registered 4,883,000 shares of our Common Stock under the Plan on a Form S-8, effective on May 23, 2012.

Stock Transfer Agent

Our stock transfer agent is Action Stock Transfer Company, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, telephone: (801) 274-1088.

Repurchase of Equity Securities by the Company and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On April 20, 2012, the Company issued an aggregate of 200,000 shares of its Common Stock to its officers and directors for their services rendered to the Company for April 2012, including 100,000 shares to Dean Huge, Chief Financial Officer and director of the Company, and 100,000 shares to CMB Investments Ltd., of which Ralph Shearing, director of the Company, is the sole officer, director and shareholder.

On April 20, 2012, the Company issued 150,000 shares of its Common Stock to Ian Brodie for consulting services.

On April 23, 2012, the Company issued 200,000 shares of its Common Stock to Stephen E. Flechner, Chief Executive Officer, President and director of the Company for his services to the Company for April 2012.

On May 25, 2012, the Company issued an aggregate of 400,000 shares of its Common Stock to its officers and directors for their services rendered to the Company for May 2012, including 200,000 shares to Stephen E. Flechner, 100,000 shares to Dean Huge and 100,000 shares to CMB Investments Ltd.

On May 25, 2012, the Company issued 100,000 shares of its Common Stock to Wheatfield Partners for consulting services to the Company for May 2012.

On June 5, 2012, the Company issued an aggregate of 400,000 shares of its Common Stock to its officers and directors for their services rendered to the Company for June 2012, including 200,000 shares to Stephen E. Flechner, 100,000 shares to Dean Huge and 100,000 shares to CMB Investments Ltd.

On June 5, 2012, the Company issued 100,000 shares of its Common Stock to Wheatfield Partners for consulting services to the Company for June 2012.

On June 5, 2012, SE Media, designee of Wheatfield Partners, was issued 20,000 shares as compensation for consulting services provided by Wheatfield Partners.

The above-mentioned securities were not registered under the Securities Act of 1933, as amended. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.                 Selected Financial Data.

Not applicable.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Annual Report.

Overview

The Company was incorporated in the State of Nevada on April 28, 2010 with an intention to be an authorized retailer of wireless telephones and service plans with initial operation in Michigan or elsewhere in the Midwest.

On September 2, 2011, the Company entered into a share exchange agreement with Discovery Gold Ghana Limited, a company organized under the laws of the country of Ghana (“DGG”).  Under the terms of the agreement, the Company acquired 100% of the issued and outstanding shares of DGG in exchange for $100,000 and 17,500,000 shares of Common Stock of the Company.  In connection with the acquisition of DGG, the Company discontinued its intention of being a retailer or wireless telephones and service plans and changed its operating focus to the acquisition and development of mineral properties in the country of Ghana.

DGG entered into an Agreement for Assignment of Option Interest (the “Option Assignment Agreement”), by and among XGEL, Xtra Gold (collectively XGEL and Xtra Gold are referred to hereinafter as “Xtra-Gold Resources”), Adom and DGG, pursuant to which DGG was assigned the exclusive Option, for those mineral rights related to the Edum Banso Concession in Ghana. The Option Assignment Agreement was fully executed on April 4, 2012 and applications for requisite governmental approval have been submitted thereafter. As of the date of this Annual Report, the final governmental approval for the Option Assignment Agreement is still pending due to lack of appropriate documentation resulting from an internal clerical error of the Minerals Commission.  As a result, the assignment of the Option to DGG is not currently legally effective or enforceable.

The appropriate documentation for the ministerial approval has been submitted on July 4, 2012 and we believe that the Ministry will approve the Option Assignment Agreement in a few weeks. However, we cannot guarantee that such approval will be granted.  If we fail to obtain the Ghana governmental approval, our business plan to conduct mineral exploration activities in Ghana could get delayed or abandoned and our business in Ghana could be materially adversely affected.

Critical Accounting Policies, Estimates and New Accounting Pronouncements

Management's discussion and analysis of its financial condition and plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $215,427 for the twelve months ended April 30, 2012 and $64,246 in 2010, and a working capital deficit of $274,446 at April 30, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

Recently Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on our financial position or results of operations.

Result of Operations – Comparison of Years Ended April 30, 2012 versus 2011

General and administrative expenses

Our general and administrative expenses were $1,009,086 for the twelve months ended April 30, 2012 versus just $28,256 for the same period in 2011.  The principal difference for the increase is $820,500 of non-cash compensation, without which, general and administrative expenses would have been $160,330.  The increase from $28,256 to $160,330 of cash expenses is due to increase in expenses in connection with the acquisition of Discovery Gold Ghana Limited.

Professional fees

Professional fees have increased from $67,100 for the twelve months ended April 30, 2011 to $70,385 for the same period in 2012.  The principal reason for the increase is the retention of consultants.

Asset impairments

We did not have any assets to impair during the twelve months ended April 30, 2011.  During the twelve months ended April 30, 2012, however, we impaired the carrying values of our investment in Discovery Gold Ghana, Ltd., our wholly-owned subsidiary in Ghana and the Edum Banso mineral property (see Note 3 to the financial statements).  We took a charge of $4,910,000 for these impairments whereas during the same period in 2011 the impairment was zero.

Interest Expense

Interest expense was $84,156 for the twelve months ended April 30, 2012 versus $5,258 for the same period in 2011.  The increase is due to the increase of $177,832 in debt from $102,479 for the twelve months ended April 30, 2011 to $280,311 for the same period in 2012.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company plans to finance its consulting agreements based on the proceeds received from the Earn-In Agreement dated January 25, 2012, between the Company and North Springs Resources Corp. The Company sold 10% of the Edum Banso Option to North Springs Resources Corp. for $1.25 million of which $250,000 has been received and the remaining two payments of $500,000 each are due to the Company on July 31 and December 31, 2012. The Company also seeks debt or equity financing on an as-needed basis to meet its cash obligation under the consulting contracts.

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

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                 Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Discovery Gold Corporation (F/K/A Norman Cay Development, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Discovery Gold Corporation (F/K/A Norman Cay Development, Inc.) (An Exploration Stage Company) as of April 30, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods ended April 30, 2012 and 2011, and the period from April 28, 2010 (inception) through April 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Gold Corporation as of April 30, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com

August 6, 2012

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
BALANCE SHEETS

	April 30,
	2012	2011

ASSETS
Cash and equivalents	$5,865	$71,160
Total current assets	5,865	71,160

TOTAL ASSETS	$5,865	$71,160

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$75,250	$36,963
Due to related parties	41,264	100
Short-term note payable to related parties, net of unamortized discount of $31,967 and $0	163,797	65,416
Total current liabilities	280,311	102,479

TOTAL LIABILITIES	280,311	102,479

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10 million authorized, none issued or outstanding at April 30, 2012 or 2011	-	-
Common stock, $0.001 par value; 250 million shares authorized, 48,830,000 and 97,500,000 shares issued and outstanding at April 30, 2012 and 2011, respectively	48,830	97,500
Additional paid in capital	5,795,670	(22,500)
Common stock committed	61,000
Accumulated deficit during the Exploration Stage	(6,179,946)	(106,319)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(274,446)	(31,319)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,865	$71,160

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended April 30, 2012 and 2011
And from Inception (April 28, 2010) to April 30, 2012

	Year Ended April 30,		From Inception (April 28, 2010) to
	2012	2011	April 30, 2012

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,009,086	28,256	1,038,047
Professional fees	70,385	67,100	142,485
Asset impairments	4,910,000	-	4,910,000
Total operating expenses	5,989,471	95,356	6,090,532

NET LOSS FROM OPERATIONS	(5,989,471)	(95,356)	(6,090,532)

OTHER EXPENSE
Interest expense	(84,156)	(5,258)	(89,414)
Total other expense	(84,156)	(5,258)	(89,414)

Net loss	$(6,073,627)	$(100,614)	$(6,179,946)

Net loss per share - basic and diluted	$(0.09)	$(0.00)

Weighted average number of shares outstanding	67,215,355	83,815,068

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit
For the Period from Inception (April 28, 2010) to April 30, 2012

	Common Stock		Additional Paid In	Common Stock	Accumulated Exploration	Total Stockholders'
	Shares	Par Value	Capital	Payable	Stage Deficit	Equity (Deficit)

Balance at inception (April 28, 2010)	-	$-	$-	$-	$-	$-
Issuance of founders' shares	75,000,000	75,000	(75,000)			-
Net loss for the period					(5,705)	(5,705)
Balance at April 30, 2010	75,000,000	75,000	(75,000)	-	(5,705)	(5,705)

Common shares issued for cash	22,500,000	22,500	52,500			75,000
Net loss for the period					(100,614)	(100,614)
Balance at April 30, 2011	97,500,000	97,500	(22,500)	-	(106,319)	(31,319)

Shares for services	2,830,000	2,830	756,670	61,000		820,500
Shares issued to acquire Discovery Gold Ghana	17,500,000	17,500	4,532,500			4,550,000
Shares returned to the treasury	(69,000,000)	(69,000)	69,000			-
Discount on beneficial conversion feature of promissory note			100,000			100,000
Contributed Capital for DGG Investment			360,000			360,000
Net loss for the period					(6,073,627)	(6,073,627)
Balance at April 30, 2012	48,830,000	$48,830	$5,795,670	$61,000	$(6,179,946)	$(274,446)

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended April 30, 2012 and 2011
And from Inception (April 28, 2010) to April 30, 2012

	Year Ended April 30,		From Inception (April 28, 2010) to
	2012	2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(6,073,627)	$(100,614)	$(6,179,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note payable	68,033		68,033
Stock-based compensation	820,500		820,500
Asset impairment	4,910,000		4,910,000

Change in operating assets and liabilities:
Deposits, prepaid expenses and other current assets	-		-
Accounts payable and accrued liabilities	59,667	36,268	96,630
Related party payables	-	100	100
Net cash provided by / (used in) operations	(215,427)	(64,246)	(284,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Related party cash contributions	-		-
Purchase of mineral property	(250,000)	-	(250,000)
Proceeds from option agreement	250,000	-	250,000
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	75,000	75,000
Proceeds from notes payable	125,132	55,488	190,548
Related-party cash contributions	25,000	-	25,000

Net cash provided by/(used in) financing activities	150,132	130,488	290,548

Net change in cash and equivalents	(65,295)	66,242	5,865
Cash and equivalents, beginning of period	71,160	4,918	-
Cash and equivalents, end of period	$5,865	$71,160	$5,865

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Issuance of founders' shares	-	-	75,000
Shares returned	69,000	-	69,000
Shares issued to acquire Discovery Gold Ghana	4,550,000	-	4,550,000
Discount on Ross Debt	100,000	-	100,000
Shares issued to acquire mineral option	260,000	-	260,000

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(F/K/A NORMAN CAY DEVELOPMENT, INC.)
(An Exploration Stage Company)
Notes to Financial Statements

Note 1.  Nature of Operations and Continuance of Business

Discovery Gold Corporation (F/K/A Norman Cay Development, Inc.) (the “Company”) was incorporated in the State of Nevada on April 28, 2010. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Exploration Stage Entities. On September 2, 2011, the Company entered into a share exchange agreement (the “Agreement”) with Discovery Gold Ghana Limited (“Discovery”), a company organized under the laws of the country of Ghana.  Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding shares of Discovery in exchange for $100,000 and 17,500,000 common shares of the Company.

On September 1, 2011, the Company discontinued its intention of being a retailer or wireless telephones and service plans and changed its operating focus to the acquisition and development of mineral properties in the country of Ghana.

On July 12, 2012, the Company changed its name from Norman Cay Development, Inc. to Discovery Gold Corporation to better reflect the direction and business of the Company.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $6,179,946. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.  Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2012 and 2011, the Company had no cash equivalents.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at April 30, 2012 and 2011, there were no items that were potentially dilutive.

Fair Value Measurement

In September 2006, the FASB issued ASC (Accounting Standards Codification) 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007.

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

See Note 6 – Fair Value Measurements and Disclosures.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on our financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 is not expected to have a material impact on our financial position or results of operations.

Accounting for Business Combinations

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

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

Asset Impairments

We assess mineral properties and other investments for possible impairment at least annually at year-end, or earlier, when circumstances indicate that the recorded carrying values of the assets may not be recoverable. We recognize an impairment loss as a result of an event that causes us to consider the possibility that impairment may have occurred and when the estimated undiscounted future cash flows from a property or other investment are less than the carrying value. If impairment is indicated, the carrying values are written down to fair value, which, in the absence of comparable market data, is estimated using a discounted cash flow method. In our cash flow method, cash flows are discounted using a risk-adjusted rate and compared to the carrying value for determining the amount of the impairment loss to record. Estimated future cash flows are based on management’s expectations for the future and include estimates of mineral reserves and future commodity prices, revenues and operating and development costs. Negative revisions in estimates of reserves quantities or expectations of falling commodity prices or rising operating or development costs could result in a reduction in undiscounted future cash flows and could indicate property impairment.

During the fiscal year ended April 30, 2012, we assessed our Edum Bansco properties for possible impairment due to lack of certainty surrounding estimated future production and/or changes in our intended use. Certain assets were determined to be impaired and were written down to their estimated fair values under a discounted cash flow model. The discounted cash flow model included management’s estimates of future oil and gas production; commodity prices based on forward commodity price curves at the date of the estimate; operating and development costs, and discount rates.

We recorded total pre-tax (non-cash) asset impairment charges of $4,910,000 during the year ended April 30, 2012 and none in 2011.

Foreign Currency Translation

The Ghana Cedi is considered the functional currency for our Ghana subsidiary. Transactions that are completed in Ghana Cedi are translated into US dollars in the financial statements at prevailing foreign exchange rates. Assets and liabilities are translated on the balance sheet date, revenues and expenses are translated during the period incurred, and equity is translated based on their historical exchange rates. Gains and losses on foreign currency translation are recorded within other comprehensive income.

There were no foreign currency transaction gains or losses during the years presented in these financial statements.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). Diluted earnings per common share is similar to the computation for basic earnings per share, except that the denominator is increased by the dilutive effect of stock options outstanding and unvested restricted shares and share units, computed using the treasury stock method.  There are currently no common stock equivalents.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

See Note 7 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended April 30, 2012 and 2011.

Note 3.  Acquisition of Discovery Gold Ghana, Ltd.

On August 22, 2011, the Company entered into an agreement with Xtra-Gold Resources for the acquisition of an option in mineral rights in Ghana.  The Company agreed to pay Xtra Gold 1,000,000 shares and $250,000 cash, both of which have been paid to date.  The shares had a fair value of $0.26 per share on August 22, 2011, resulting in a fair value of the shares of $260,000.  When combined with the cash the option value is $510,000.  On September 2, 2011, the Company entered into an agreement to purchase a Ghana based company, Discovery Gold Ghana, for 17,500,000 shares and $100,000 cash.  The shares had a fair value of $0.26 per share on September 2, 2011 resulting in a fair value of the shares of $4,550,000.  When combined with the cash the acquisition of Discovery Gold Ghana resulted in an expense of $4,650,000.  This amount was expensed as the transaction represents a related party transaction.  The amount was not recorded as donated capital as the two companies were not under common control.

Mineral Property and Impairment

On August 22, 2011, the Company, entered into an option agreement with Xtra-Gold Resource Corp. to acquire a 100% interest in the right, title, and interest to mineral properties in Ghana.  Under the terms of the option agreement, the Company would pay $250,000 and issue 1 million common shares of the Company.  We initially valued the shares at $0.26 per share (for a total of $260,000 for the stock portion of the purchase).

On January 25, 2012, the Company, through its wholly-owned subsidiary Discovery, entered into an earn-in agreement with North Springs Resources Corp (“North Springs”).  Under the terms of the earn-in agreement, North Springs would acquire a 10% working interest in Edum Banso in exchange for the following:

Cash consideration of $1,250,000 to be paid according to the following schedule:

•	An initial payment of $250,000, of which $150,000 is due within 5 days of the execution of the agreement, and the remaining $100,000 to be paid within thirty days of the execution of the agreement;
•	$500,000 on or before July 31, 2012;
•	$500,000 on or before December 31, 2012.

As of April 30, 2012, we have received $250,000 of the $1,250,000 purchase price.  We account for the receipt of cash for the earn-in agreement using the cost recovery method whereby the carrying value of the property is reduced by any cash received.  After the carrying value of the property is reduced to zero, any additional cash received is recorded as a gain.

Management believes that collection of the remaining $1,000,000 is unlikely.  Additionally, due to lack of certainty surrounding estimated future production and/or changes in our intended use, we have impaired all of the carrying value of the acquisitions of both Discovery Gold Ghana, Ltd. and the Edum Banso property.  Carrying values and impairment expense consists of the following:

	Discovery Gold Ghana, Ltd.	Edum Banso	Total

17.5 million common shares	$4,550,000	$-	$4,550,000
1 million common shares	-	260,000	260,000
Cash	100,000	250,000	350,000
Carrying value before conveyance of working interest	4,650,000	510,000	5,160,000
Receipt of cash associated with sale of working interest	-	(250,000)	(250,000)
Carrying values before impairment	4,650,000	260,000	4,910,000
Impairment expense	(4,650,000)	(260,000)	(4,910,000)
Carrying values after impairments	$-	$-	$-

Note 4.  Notes Payable, Related Parties

At April 30, 2011, we owed $65,416 on a promissory note to Steve Ross, who is the sibling of Donald Ross, the biggest shareholder of the Company and who was unrelated at April 30, 2011but subsequently became a related party.  During the year ended April 30, 2012, we borrowed an additional $11,468 from this creditor, bringing the unpaid principal balance at April 30, 2012 to $76,884.  The obligation is not secured by any assets of the Company; interest accrues at 10% per annum and is due on demand.  At April 30, 2012, unpaid interest amounted to $12,058 on this note.

Additionally, during the year ended April 30, 2012, we borrowed an additional $100,000 from Donald Ross, who became a director of the Company, who was unrelated at the time the loans were paid but subsequently became a related party.  The note bears interest at 10% and is due in one year.  At April 30, 2012, unpaid interest amounted to $6,822 on this note.  The note has a beneficial conversion feature that allows the maker of the note to convert any or all of the balance into common stock of the company at $0.10 per share.  We accounted for the fair value of the conversion feature as a discount on the promissory note. The fair value of this conversion feature was greater than the nominal amount of the promissory note.  We therefore recorded a discount of $100,000 and are amortizing the balance to interest expense using the Straight-Line Method which approximates the Effective Interest Method.  During the year ended April 30, 2012, we amortized $68,033 of the discount to interest expense.

As of April 30, 2012, Dean Huge, Chief Financial Officer and director of the Company, was owed $7, 164 consisting of $5,000 for compensation for the month of April of 2012 and $2,164 for unreimbursed expenses.

As of April 30, 2012, Ralph Shearing, director of the Company, was owed $3,500 for his compensation for the month of April of 2012.

As of April 30, 2012, Shelley Guidarelli, former President and Chief Executive Officer of the Company, was owed $1,500 which was the last payment of her compensation.

Note 5.  Shareholders’ Equity

The transactions in the Company’s common stock from the inception date until April 30, 2012 are set forth below:

On May 21, 2010, Shelley Guidarelli was issued 5,000,000 shares of common stock for her compensation as President and Chief Executive Officer for the Company.

On December 8, 2010, 1, 500,000 shares of common stock were issued to 24 investors and were registered under the Registration Statement on Form S-1 that was deemed effective November 2, 2010.

On January 19, 2011, the Company effectuated a forward split of the issued and outstanding common shares of the Company, whereby every one share of common stock held was exchanged for fifteen (15) shares of common stock. As a result, the issued and outstanding shares of common stock were increased from 6,500,000 prior to the forward split to 97,500,000 following the forward split. The forward split was payable as a dividend to shareholders of record upon surrender.

On September 13, 2011, 1,000,000 shares of common stock were issued to Kevin Coomes for administrative liaison for achieving in the Company’s directive at its Edum Banso property.

The Company issued 17,500,000 shares of common stock for the acquisition of Discovery Gold Ghana, Ltd.  These shares were valued at the grant date fair value of $4,550,000 (see Note 3).

Shelley Guidarelli, former President and Chief Executive Officer of the Company returned 69,000,000 shares of common stock to treasury and the shares were subsequent cancelled on September 20, 2011.

We credited Additional Paid in Capital with $100,000 associated with the beneficial conversion feature attached to the $100,000 promissory note to a related party (see Note 4).

On January 19, 2012, the Company issued 300,000 shares of its common stock to to Dean Huge, Chief Financial Officer and director of the Company services rendered to the Company for January 2012.

On January 19, 2012, the Company issued 100,000 shares of its common stock to Ian Brodie for consulting services.

On January 24, 2012, the Company issued 100,000 shares of its common stock to Wheatfield Partners for consulting services to the Company for January 2012.

On February 13, 2012, the Company issued an aggregate of 100,000 shares of its common stock to to Dean Huge for services rendered to the Company for February 2012.

On February 27, 2012, the Company issued 100,000 shares of its common stock to Ian Brodie for consulting services.

On February 27, 2012, the Company issued 100,000 shares of its common stock to Wheatfield Partners for consulting services to the Company for February 2012.

On March 5, 2012, the Company issued an aggregate of 200,000 shares of its common stock to its officers and directors for their services rendered to the Company for March 2012, including 100,000 shares to Dean Huge, and 100,000 shares to CMB Investments Ltd., of which Ralph Shearing, director of the Company, is the sole officer, director and shareholder.

On April 20, 2012, the Company issued an aggregate of 200,000 shares of its common stock to its officers and directors for their services rendered to the Company for April 2012, including 100,000 shares to Dean Huge, Chief Financial Officer and director of the Company, and 100,000 shares to CMB Investments Ltd., of which Ralph Shearing, director of the Company, is the sole officer, director and shareholder.

On April 20, 2012, the Company issued 150,000 shares of its common stock to Ian Brodie for consulting services.

On April 23, 2012, the Company issued 200,000 shares of its common stock to Stephen E. Flechner, Chief Executive Officer, President and director of the Company for his services to the Company for April 2012.

Note 6.  Fair Value Measurements and Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company had no assets or liabilities re-valued on a recurring basis as of April 30, 2012 or 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in our consolidated balance sheets.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs

Year ended April 30, 2011:
Notes payable, related parties	-	-	205,061
Short-term notes payable	-	-	-

Year ended April 30, 2012:
Notes payable, related parties	-	-	100
Short-term notes payable	-	-	65,416

Note 7.  Income Taxes

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended April 30, 2012 and 2011 as a result of the following:

	April 30, 2012	April 30, 2011

Net Loss	$(6,073,627)	$(100,614)
Amortization of discount	68,033	-
Shares for services	820,500	-
Asset impairment	4,910,000	-

Adjusted tax loss before taxes	$(275,094)	$(100,614)
Statutory rate	34%	34%
Computed expected tax recovery	93,532	34,209
Change in valuation allowance	(93,532)	(34,209)
Income tax provision	$-	$-

The significant components of deferred income tax assets and liabilities as at April 30, 2012 and 2011 after applying enacted corporate income tax rates are as follows:

	April 30, 2012	April 30, 2011

Net operating loss carry-forward	$129,680	36,149
Valuation allowance	(129,680)	(36,149)
Net deferred tax asset	$-	$-

The Company has incurred cumulative operating losses of $275,094 which, if unutilized, will begin to expire in 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at April 30, 2012 and 2011, the Company has no uncertain tax positions.

Note 8.  Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued.

On May 9, 2012, Darrin Ocasio, the Company’s securities counsel, was issued 65,000 shares of common stock under the Plan (as defined hereafter) as part of the compensation for legal services.

On May 15, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) and registered 4,883,000 shares of its common stock under the Plan on a Form S-8, effective on May 23, 2012.

On May 25, 2012, Darrin Ocasio was issued 85,000 shares of common stock under the Plan as part of the compensation for legal services.

On May 25, 2012, Stephen Flechner was issued 200,000 shares as compensation for his services as Chief Executive Officer, President and director of the Company for the month of May 2012.

On May 25, 2012, Dean Huge was issued 100,000 shares of common stock for as compensation for his services as Chief Financial Officer and director of the Company for the month of May, 2012.

On May 25, 2012, CMB Investments Ltd. was issued 100,000 shares of common stock as compensation for the services of Ralph Shearing as director of the Company for the month of May, 2012.

On May 25, 2012, Wheatfield Partners was issued 100,000 shares of common stock as compensation for consulting services for the month of May, 2012.

On June 5, 2012, Stephen Flechner was issued 200,000 shares as compensation for his services as Chief Executive Officer, President and director of the Company for the month of June 2012.

On June 5, 2012, Dean Huge was issued 100,000 shares of common stock for as compensation for his services as Chief Financial Officer and director of the Company for the month of June, 2012.

On June 5, 2012, CMB Investments Ltd. was issued 100,000 shares of common stock as compensation for the services of Ralph Shearing as director of the Company for the month of June, 2012.

On June 5, 2012, Wheatfield Partners was issued 100,000 shares of common stock as compensation for consulting services for the month of June, 2012.

On June 5, 2012, SE Media, designee of Wheatfield Partners was issued 20,000 shares of common stock as compensation for consulting services to the Company.

On June 4, 2012, the final payment of $10,000 was made to the Minerals Commission of Ghana for the transfer of the Edum Banso property to Discovery Gold Ghana Limited.

On June 20, 2012, Randall Newton was issued 25,000 shares of common stock under the Plan as part of the compensation for accounting preparation services.

On May 18, 2012, June 26, 2012 and July 25, 2012, Steven Ross loaned the Company $20,000, $14,500, and $14,000, respectively, which are intended for the working capital needs of the Company.

The Company did not receive the payment of $500,000 from North Spring Resources Corp. due on July 31, 2012, pursuant to the Earn-In Agreement dated January 25, 2012. As a result, 50% of North Spring Resources Corp.’s Work Interest in Discovery Gold Ghana Limited interest has automatically reverted back to Discovery Gold Ghana Limited and North Spring Resources Corp. has been deemed to have forfeited its rights to provide the third commitment payment of $500,000. The Company now owns 70% of the Edum Banso option, subject to the additional terms of the agreement.

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Stephen E. Flechner, the Company’s Chief Executive Officer, and Dean Huge, the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended April 30, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting identified below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Stephen E. Flechner, the Company’s chief executive officer, and Dean Huge, the Company’s chief financial officer. Based on its assessment, the Company’s management believes that, as of April 30, 2012, the Company’s internal control over financial reporting was not effective based on those criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls and implement appropriate information technology controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

i.
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

ii.
We did not maintain appropriate cash controls – As of April 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

iii.
We did not implement appropriate information technology controls – As at April 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Notwithstanding the weakness, the management does not believe that the weakness had any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, the Company hired Stephen Flechner as President and Chief Executive Officer, who is an authorized signatory on the bank account for the Company along with Dean Huge, the Company’s Chief Financial Officer. This redundancy is required for adequate controls moving forward.

The Company has also hired Dean Huge as Chief Financial Officer to insure that all filings will be timely and accurate.  The Company is currently implementing an automated information system that will maintain backup for the company’s books and records.

Additionally, the Chief Executive Officer and Chief Financial Officer have been holding regular Board meetings to keep the Board members current on all issues.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Item 9B.              Other Information.

None.

PART III
Item 10.               Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Stephen E. Flechner	69	Chief Executive Officer, President and Director	April 19, 2012
Dean Huge	56	Chief Financial Officer, Treasurer, Secretary and Director	November 4, 2011
Ralph Shearing	55	Director	February 13, 2012
Donald Ross	64	Director	April 19, 2012

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our shareholders or until his respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues.  Our officers are appointed by our board of directors and hold office until removed by the board of directors or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

STEPHEN E. FLECHNER was appointed as President, Chief Executive Officer and director of the Company on April 19, 2012. Mr. Flechner brings nearly 35 years of mining management and consulting experience to the Company. Prior to joining Norman Cay, Mr. Flechner has served numerous private and publicly traded mining companies in senior management and consultant capacities.  From 1978 to 1993, he held the positions of Vice President & General Counsel of Gold Fields Mining Company, the U.S. operating subsidiary of former global mining giant Consolidated Gold Fields.  During his tenure with Gold Fields, the organization grew from 12 to 1200 people while acquiring, exploring, permitting, financing, developing, and operating three highly profitable gold mines (Ortiz, Mesquite & Chimney Creek), producing an aggregate of 400,000 oz. gold/year.  The Mesquite and Chimney Creek mines were subsequently acquired by Newmont Mining.  Later in the 1990s, Mr. Flechner served as president of a TSX-V listed mining company that acquired and explored an early stage gold project in Ghana.  Subsequently, he consulted to a TSX company regarding gold and uranium acquisitions in Europe and Nevada, culminating in a $40 million bought deal financing.  More recently, he served as president/consulting counsel of a TSX-V company which acquired South Korea’s largest past producing gold and tungsten mines (a subsidiary of Berkshire Hathaway recently agreed to joint venture the tungsten project).  He currently consults with other gold exploration and development companies.  Mr. Flechner is a graduate of the Yale Law School and has lectured at the Rocky Mt. Mineral Law Institute on “Environmental Laws & Regulations Governing Gold Mining.”

DEAN HUGE was appointed as the Chief Financial Officer and Director of the Company on November 4, 2011and as Treasurer and Secretary of the Company on April 19, 2012. From September 2010 to July 2011, Mr. Huge served as the Chief Financial Officer and Treasurer of China Chemical Corp., a manufacturer of fine chemicals used in the production of reinforced plastics and resins. In 2008 and 2009 Mr. Huge, served as a Senior Business Consultant to the small business-consulting firm, International Profit Association. From 2000 through 2008, Mr. Huge acted as President of Major Marketing Concepts, Inc., an affinity and incentive marketing services provider. Mr. Huge received a Bachelor of Science Degree in Accounting and Finance from Southern Illinois University.

RALPH SHEARING was appointed as director of the Company on February 13, 2012. Mr. Shearing is a professional geologist with extensive experience throughout North America and internationally.  He is a graduate of the University of British Columbia, earning a B.Sc. Geology degree.  Since graduating in 1981, he has been directly involved in several world class exploration and development projects and has gained hands-on experience in all aspects of mineral exploration, including geophysics, geochemistry, geology, and diamond core drilling.  In 1986, Mr. Shearing founded and is currently the CEO and President of Soho Resources Corp., a TSX Venture Exchange listed mining company developing the Tahuehueto Project, a gold and silver deposit in Mexico.  The Company appointed Mr. Shearing as a Director and Geological Consultant on account of his 25 years of active involvement with the management and directing of publicly traded companies, combined with his practical mining experience, which have given him unique insight into the industry and allowed him to develop a well-rounded business approach for junior resource companies.

DONALD ROSS was appointed a director of the Company on April 19, 2012. Mr. Ross is founder and President of Discovery Gold Ghana Limited, a wholly-owned subsidiary of the Company. Prior to his involvement in the mining sector, Mr. Ross spent over 30 years as a senior operational manager with United Parcel Service (UPS), retiring in 2000 following their successful Initial Public Offering. He is currently the founder and CEO of BDM Marketing, a firm specializing in placement and financing of automobiles to individuals with poor credit.

Identification of Significant Employees

We have no other significant employees other than our executive officers.

Family Relationship

We currently do not have any officers or directors who are related to each other.

Directors

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The board of directors elects officers and their terms of office are at the discretion of the board of directors. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

Audit Committee

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The Company intends to establish a compensation committee of the board of directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Security Holders Recommendations to Board of Directors

We do not currently have a process for security holders to send communications to the board of directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Mr. Stephen E. Flechner, at our executive offices.

While we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Flechner collects and evaluates all shareholder communications. If the communication is directed to the board of directors generally or to a specific director, Mr. Flechner will disseminate the communications to the appropriate party at the next scheduled board of directors meeting. If the communication requires a more urgent response, Mr. Flechner will direct that communication to the appropriate executive officer. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions and our employees. The Code of Ethics is currently available on our website at http://discoverygold.com. A copy of the Code of Ethics is also filed as Exhibit 14.1 to this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

For the fiscal year ended April 30, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our Common Stock, were not required to file the reports under Section 16(a).

Item 11.               Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided to the Company in the fiscal years ended April 30, 2012 and 2011 in their capacity as such officers.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings($)	All other compensation ($)	Total ($)

Shelley Guidarelli	2011	6,000	0	0	0	0	0	0	6,000
Former President, Chief Executive Officer and director (1)	2012	18,000	0	0	0	0	0	0	18,000

Stephen E. Flechner (2) Chief Executive Officer and director	2012	5,000	0	40,000	0	0	0	0	45,000

Dean Huge (3) Chief Financial Officer, Treasurer, Secretary and director	2012	30,000	0	81,000	0	0	0	0	111,000

(1)  Shelley Guidarelli resigned as director, President, Chief Executive Officer, Treasurer and Secretary of the Company on April 19, 2012.

(2)  Stephen E. Flechner was appointed President, Chief Executive Officer and director of the Company on April 19, 2012.

(3)  Dean Huge joined the Company as Chief Financial Officer and director on November 4, 2011. On April 19, 2012, Dean Huge was appointed as Secretary and Treasurer of the Company.

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

Employment Agreements

Pursuant to a Management Agreement dated May 1, 2010, Shelley Guidarelli agreed to act as our President and Chief Executive Officer, and Chairman of the board of directors. Additionally, she agreed to act as our sole officer and director and devoted approximately 15-20 hours per week to manage the affairs of the Company. Ms. Guidarelli received a stock award of 5,000,000 shares of the Company's Common Stock in exchange for such activities related to the Company's pre-incorporation activities and costs associated with the Company’s formation. Additionally, pursuant to the Management Agreement, Ms. Guidarelli received a monthly fee of $1,500 per calendar month. Such Fee may be converted into shares of the Company's Common Stock at a conversion rate to be determined by and between the Company and Ms. Guidarelli from time to time.

On April 19, 2012, the Company entered into a consulting agreement with Stephen E. Flechner to retain him as President, Chief Executive Officer and director of the Company. Pursuant to the consulting agreement, Mr. Flechner shall serve for an initial term of one year and subsequently continue on a yearly basis, subject to early termination upon 31 days written notice. Mr. Flechner is to receive 1,800,000 restricted shares of the Company’s Common Stock at the rate of 200,000 shares for each of the first four months and at the rate of 125,000 shares for each of the next eight months of the initial 12 month term. Mr. Flechner will also receive a monthly consulting fee of $5,000, which will be increased to $10,000 upon the Company closing on aggregate financings of $1,000,000.

On November 4, 2011, Dean Huge was appointed Chief Financial Officer and director of the Company to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed. Mr. Huge does not have a contract as of the date of this Annual Report but has been paid $5,000 in cash and 100,000 shares of Common Stock of the Company per month.

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of April 30, 2012.

Director Compensation

The following table sets forth the compensation received by our directors in the fiscal year ended April 30, 2012 in their capacity as directors:
Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Donald Ross	0	0	0	0	0	0	0
Ralph Shearing	14,000	77,000	0	0	0	0	91,000

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of August 3, 2012, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Stephen E. Flechner 1337 S. Fillmore Street Denver, Colorado 80210	Common Stock	600,000	1.20%
Dean Huge 2817 NE 32nd Street, #201 Fort Lauderdale, FL33306	Common Stock	800,000	1.60%
Ralph Shearing 1780 Arbor Lynn Dr North Vancouver, B.C. Canada V75ZV8	Common Stock	500,000	1.00%
Donald Ross (3) 1321 Degener Ave Elmhurst, IL 60126	Common Stock	16,500,000	32.98%
All Officers and Directors as a Group (4 Persons)	Common Stock	18,400,000	36.78%
Shelley Guidarelli 4472 Winding Lane Stevensville, MI 49127	Common Stock	6,000,000	11.99%
Donald Ross (3) 1321 Degener Ave Elmhurst, IL 60126	Common Stock	16,500,000	32.98%
Total of All Beneficial Owners	Common Stock	24,400,000	48.77%

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

(2) Based on 50,025,000 issued and outstanding shares of Common Stock as of August 3, 2012.

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

At April 30, 2011, we owed $65,416 on a promissory note to Steve Ross, who is the sibling of Donald Ross, the biggest shareholder of the Company and who was unrelated at April 30, 2011but subsequently became a related party.  During the year ended April 30, 2012, we borrowed an additional $11,468 from this creditor, bringing the unpaid principal balance at April 30, 2012 to $76,884.  The obligation is not secured by any assets of the Company; interest accrues at 10% per annum and is due on demand.  At April 30, 2012, unpaid interest amounted to $12,058 on this note.

Additionally, during the year ended April 30, 2012, we borrowed an additional $100,000 from Donald Ross, who became a director of the Company, who was unrelated at the time the loans were paid but subsequently became a related party.  The note bears interest at 10% and is due in one year.  At April 30, 2012, unpaid interest amounted to $6,822 on this note.  The note has a beneficial conversion feature that allows the maker of the note to convert any or all of the balance into Common Stock of the company at $0.10 per share.

As of April 30, 2012, Dean Huge, Chief Financial Officer and director of the Company, was owed $7, 164 consisting of $5,000 for compensation for the month of April of 2012 and $2,164 for unreimbursed expenses.

As of April 30, 2012, Ralph Shearing, director of the Company, was owed $3,500 for his compensation for the month of April of 2012.

As of April 30, 2012, Shelley Guidarelli, former President and Chief Executive Officer of the Company, was owed $1,500 which was the last payment of her compensation.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

Item 14.               Principal Accounting Fees and Services.

	Year Ended April 30, 2012	Year Ended April 30, 2011
Audit fees	$10,250	$1,600
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$10,250	$1,600

Audit Fees

During the fiscal year ended April 30, 2012, we incurred approximately $10,250 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2012.

During the fiscal years ended April 30, 2011, we incurred approximately $1,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended April 30, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended April 30, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

Item 15.               Exhibits, Financial Statement Schedules.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by reference.
3.02	Articles of Merger	Filed with the SEC on July 16, 2012 as part of the current report on Form 8-K and incorporated herein by reference.
3.03	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by reference.
4.1	Discovery Gold Corporation (F/K/A Norman Cay Development, Inc.) 2012 Equity Incentive Plan	Filed with the SEC on May 23, 2012 as part of our Registration Statement on Form S-8 and incorporated herein by reference.
10.01	Management Agreement between the Company and Shelley Guidarelli dated April 30, 2011	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by reference.
10.02	Promissory Note between the Company and Steve Ross dated May 10, 2010	Filed with the SEC on August 10, 2010 as part of our Amended Registration Statement on Form S-1/A and incorporated herein by reference.
10.03	Amended Promissory Note between the Company and Steve Ross dated October 19, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Registration Statement on Form S-1/A and incorporated herein by reference.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 24, 2010	Filed with the SEC on December 17, 2010 as part of our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.05	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated May 15, 2011	Filed with the SEC on August 9, 2011 as part our Annual Report on Form 10-K and incorporated herein by reference.
10.06	Prospecting license with respect to the Edum Banso concession	Filed with the SEC on May 11, 2012 as part of our Current Report on Form 8-K/A and incorporated herein by reference.
10.07	Option Agreement dated October 17, 2005 between Xtra-Gold Exploration Limited and Adom Mining Limited	Filed with the SEC on May 11, 2012 as part of our Current Report on Form 8-K/A and incorporated herein by reference.
10.08	Amending Agreement dated October 19, 2006 between Xtra-Gold Exploration and Adom Mining Limited	Filed with the SEC on May 11, 2012 as part of our Current Report on Form 8-K/A and incorporated herein by reference.
10.09	Agreement for Assignment of Option Interests, dated August 22, 2011, by and among Adom Mining Limited, Xtra-Gold Exploration Limited, Xtra-Gold Resources Corp. and Discovery Gold Ghana Limited	Filed with the SEC on May 11, 2012 as part of our Current Report on Form 8-K/A and incorporated herein by reference.
10.10	Letter from Minerals Commission of Ghana, dated May 4, 2012, to Discovery Gold Ghana Limited	Filed with the SEC on May 11, 2012 as part of our Current Report on Form 8-K/A and incorporated herein by reference.
10.11	Consulting Agreement between the Company and Kevin Coombes dated September 1, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.12	Share Exchange Agreement with Discovery Gold Ghana Limited dated September 2, 2011	Filed with the SEC on September 7, 2011 as part of our Current Report on Form 8-K and incorporated herein by reference.

10.13	Convertible Promissory Note between the Company and Donald Ross dated September 14, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.14	Earn-In Agreement by and between North Springs Resources Corp. and Discovery Gold Ghana Limited dated January 25, 2012	Filed with the SEC on January 27, 2012 as part of our Current Report on Form 8-K and incorporated herein by reference.
10.15	Consulting Agreement by and among the Company, CMB Investments Ltd. and Ralph Shearing dated February 9, 2012	Filed with the SEC on February 14, 2012 as part of our Current Report on Form 8-K and incorporated herein by reference.
10.16	Engagement Agreement between the Company and Source Capital Group, Inc. dated February 14, 2012	Filed with the SEC on February 21, 2012 as part of our Current Report on Form 8-K and incorporated herein by reference.
10.17	Convertible Promissory Note between the Company and Donald Ross dated December 12, 2011	Filed with the SEC on March 14, 2012 as part our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.18	Consulting Agreement between the Company and Wheatfield Partners dated December 22, 2011	Filed with the SEC on March 14, 2012 as part our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.19	Consulting Agreement between the Company and Ian Brodie dated January 10, 2012	Filed with the SEC on March 14, 2012 as part our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.20	Consulting Agreement between the Company and Stephen E. Flechner dated April 19, 2012	Filed with the SEC on April 24, 2012 as part of our Current Report on Form 8-K and incorporated herein by reference.
14.1	Code of Ethics	Filed herewith.
21.01	List of Subsidiaries	Filed with the SEC on October 17, 2011 as part of our Current Report on Form 8-K and incorporated herein by reference.
23.1	Consent of M&K CPAS, PLLC	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY GOLD CORPORATION

Date: August 7, 2012	By:	/s/Stephen E. Flechner
Stephen E. Flechner
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen E. Flechner	Chief Executive Officer, President, Director	August 7, 2012
Stephen E. Flechner	(Principal Executive Officer)

/s/ Dean Huge	Chief Financial Officer, Treasurer, Secretary, Director	August 7, 2012
Dean Huge	(Principal Financial and Accounting Officer)

/s/ Donald Ross	Director	August 7, 2012
Donald Ross

/s/ Ralph Shearing	Director	August 7, 2012
Ralph Shearing