Form 10-Q
period 2012-07-31
Discovery Gold Corp
filed 2012-09-19
CIK 1492448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-54709

DISCOVERY GOLD CORPORATION
 (Name of small business issuer in its charter)

Nevada	27-2616571
(State of incorporation)	(I.R.S. Employer Identification No.)

2460 WEST 26TH AVENUE, SUITE 380C
DENVER, CO 80211
(Address of principal executive offices) (Zip Code)

(855) 450-9700
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

As of September 19, 2012, there were 50,631,611 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	JULY 31, 2012 (Unaudited)	APRIL 30, 2012 (Audited)

ASSETS
Current Assets
Cash and equivalents	$316	$5,865
Total current assets	316	5,865
Other Assets
Option to acquire exploration rights, net of impairment	-	-

TOTAL ASSETS	$316	$5,865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$123,984	$75,250
Due to related parties	54,725	41,264
Notes payable, related parties	139,927	88,942
Convertible note payable, related party, net of discounts of $6,850 and $31,967	102,465	74,855
Total current liabilities	421,101	280,311

TOTAL LIABILITIES	421,101	280,311

Commitments and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 10,000,000 authorized, none issued or outstanding at July 31, 2012 and April 30, 2012 respectively	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 50,025,000 and 48,830,000 shares issued and outstanding at July 31, 2012 and April 30, 2012, respectively	50,025	48,830
Additional paid in capital	6,052,715	5,795,670
Common stock committed	54,000	61,000
Accumulated deficit during both development and exploration stages	(6,577,525)	(6,179,946)
TOTAL STOCKHOLDERS' DEFICIT	(420,785)	(274,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$316	$5,865

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		From Inception (April 28, 2010) to July 31,
	2012	2011	2012

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	366,834	34,061	1,797,365
Asset impairment	-	-	4,660,000
Total operating expenses	366,834	34,061	6,457,366

NET LOSS FROM OPERATIONS	(366,834)	(34,061)	(6,457,366)

OTHER EXPENSE
Interest expense	(30,745)	(1,649)	(120,159)
Total other expense	(30,745)	(1,649)	(120,159)

LOSS BEFORE INCOME TAXES	(397,579)	(35,710)	(6,577,525)

Provision for income taxes	-	-	-

NET LOSS	$(397,579)	$(35,710)	$(6,577,525)

Net loss per share - basic and diluted	$(0.01)	$(0.00)*

Weighted average number of shares outstanding – basic and diluted	49,651,264	97,500,000

* Denotes less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,		From Inception (April 28, 2010) to July 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(397,579)	$(35,710)	$(6,577,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on related party note payable	25,117	-	93,150
Stock-based compensation	251,240	-	1,071,740
Asset impairment	-	-	4,660,000
Other non cash impairment	-	-	250,000
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	54,337	1,084	150,967
Related party payables	12,836	-	12,936
Net cash used in operations	(54,049)	(34,626)	(338,732)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of option to acquire exploration rights	-	-	(250,000)
Proceeds from partial sale of option to acquire exploration rights	-	-	250,000
Net cash provided by / (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares of common stock	-	-	75,000
Advances under related party notes payable	-	-	190,548
Advances under related party loan	48,500	-	73,500

Net cash provided by financing activities	48,000	-	339,048

Net change in cash and equivalents	(5,549)	(34,626)	316

Cash and cash equivalents, beginning of period	$5,865	$71,160	$-
Cash and cash equivalents, end of period	$316	$36,534	$316

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Discovery Gold Corporation (formerly Norman Cay Development, Inc.) (“DGC”) is an emerging U.S. based mineral exploration company.

DGC, through its 100% owned Ghanaian subsidiary company, Discovery Gold Ghana Limited, (“DGG”) (collectively “the Company”, “Discovery”, “we” or “us”) owns, subject to final Ghanaian government approval, a 70% beneficial interest in an option to acquire the exclusive rights to explore the Edum Banso gold project within the historic and prolific Ashanti Gold Belt located in the country of Ghana in West Africa.

The Edum Banso gold project, which covers an area of approximately 8 square miles (20.6 square kilometers) and lies approximately 168 miles (270 kilometers) due west of the city of Accra, the capital of Ghana, is located in close proximity to substantial producing gold mines and recent discoveries of gold deposits.

History

Original Business Plan

DGC was incorporated in the State of Nevada, under the name Norman Cay Development, Inc., on April 28, 2010 (“Date of Inception”) with the intention to be an authorized retailer of wireless telephones and service plans with initial operation in Michigan or elsewhere in the Midwest.

Acquisition of Discovery Gold Ghana Limited

On September 2, 2011, DGC acquired 100% of the issued and outstanding shares of DGG in exchange for a cash payment of $100,000 and issuance of 17.5 million shares of the DGC’s common stock valued at $4.55 million.

DGG was incorporated in Ghana on April 4, 2011 and effective August 22, 2011 had entered into an agreement with Xtra-Gold Exploration Limited and Xtra-Gold Resources Corp. (collectively “Xtra-Gold Resources”) for the acquisition of an option to acquire the exclusive rights to explore the Edum Banso gold project in Ghana. DGG agreed to pay Xtra-Gold Resources 1 million shares of its common stock valued at $260,000 and $250,000 in cash to acquire the option. $125,000 of the cash consideration was paid on the execution of the agreement and the balance of $125,000, together with costs of $10,000, was payable under the terms of a note payable, six months from the date of the agreement. The final balance of $135,000 was paid in full on January 23, 2012.

The Company, through its acquisition of DGG effective September 2, 2011, acquired beneficial ownership of the option agreement, subject to final Ghanaian government approval, to acquire the exclusive rights to explore the Edum Banso gold project in Ghana owned by DGG.

In connection with the acquisition of DGG, we discontinued our intention of becoming a retailer of wireless telephones and service plans and changed our operating focus to the exploration the Edum Banso gold project in Ghana.

Earn-In Agreement With North Springs Resources Corporation.

On January 25, 2012, we, through our wholly-owned subsidiary, DGG, entered into an Earn-In Agreement (the “Earn-In Agreement”) with North Springs Resources Corporation. (“NSRS”).

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies Cont.

History cont.

Earn-In Agreement With North Springs Resources Corporation. Cont.

Under the terms of the Earn-In Agreement, NSRS was to acquire:

i)
10% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for cash payment totaling $1.25 million, scheduled to be made in three scheduled installments between January 30, 2012 and December 31, 2012, and

ii)
A further 25% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for the issuance of 10 million shares of NSRS common stock, provided such stock is to have a market value of not less than $2.5 million on October 1, 2012.

Consequently NSRS was to acquire a total of 35% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for consideration of not less than $3.75 million, consisting of $1.25 million in cash and not less than $2.5 million in shares of NSRS common stock.

NSRS made the first scheduled cash payment of $250,000 and issued 10 million shares of its common stock to us on a timely basis.

Execution of the Assignment of the Option Agreement to DGG

Effective April 4, 2012, the contractual assignment of the option to explore the Edum Banso gold project in Ghana from Xtra-Gold Resources to DGG was completed, subject to government approval.

As of the date of this report, the final governmental approval for the option assignment is still pending due to lack of appropriate documentation resulting from an internal clerical error by the Ghanaian government’s Minerals Commission. As a result, the assignment of the option to DGG is not currently legally effective or enforceable.

The appropriate documentation for the ministerial approval was submitted on July 4, 2012 and we believe that the Ministry will approve the assignment of the option in the next few weeks. However, we cannot guarantee that such approval will be granted. If we fail to obtain the Ghana governmental approval, our business plan to conduct mineral exploration activities in Ghana could get delayed or abandoned and our business in Ghana could be materially adversely affected.

Change of Name

We changed our name from Norman Cay Development, Inc. to Discovery Gold Corporation effective July 12, 2012.

NSRS Default under the Earn-In Agreement

NSRS failed to make its second scheduled cash payment of $500,000 on or before July 31, 2012 and consequently defaulted under that part of the Earn-In Agreement under which it was entitled to acquire 10% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for cash payments totaling $1.25 million.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies Cont.

History cont.

NSRS Default under the Earn-In Agreement Cont.

Following NSRS’s default under the Earn-In Agreement by failing to pay us $500,000 on or before July 31, 2012, NSRS retains a 5% interest in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for the $250,000 cash it has paid to date. However, the remaining 5% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project that NRSR was entitled to acquire if it has paid the remaining balance of $1 million on a timely basis, automatically reverted back to DGG. Moreover, NSRS is deemed to have forfeited its right to make the remaining $1 million cash payments required to acquire this additional 5% interest in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project. This increased our ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project from 65% to 70%.

Further, we have an option to repurchase 50% of the 5% ownership of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project that NRSR acquired by paying us $250,000 in cash, equivalent to 2.5% of the total ownership of the exclusive rights to explore the Edum Banso gold project, for a cash payment of $150,000.

At the date of the issuance of this Report, NSRS continues to own an additional 25% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project in return for the 10 million shares of its common stock issued to us.

However, in the event that these 10 million shares of  NSRS common stock are worth less than $2.5 million on October 1, 2012, we have the option to return these shares to NSRS and require NSRS to return this additional 25% ownership in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project to us.

As at July 31, 2012, the market value of the 10 million NSRS shares of common stock was $200,000 (two hundred thousand). If the market value of the NSRS shares continues to remain at such level on October 1, 2012, it is our current intention to return the 10 million shares of NSRS common stock to NSRS and reacquire this 25% ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project. This would increase our ownership in the option to acquire the exclusive rights to explore the Edum Banso gold project from its current level of 70% to 95%.

At this time there can be no guarantee that the market value of the 10 million shares of NSRS common stock will continue to be less than $2.5 million on October 1, 2012, or that if the market value of these shares is less than $2.5 million on October 1, 2012, that we will exercise our option to return these shares to NSRS and reacquire the 25% ownership of option to acquire the exclusive rights to explore the Edum Banso gold project.

Summary of Significant Accounting Policies

Exploration Stage Company

We are considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since we have not yet demonstrated the existence of proven or probable reserves, as defined by the SEC. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of our property are expensed as incurred and, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction will be expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. We will not exit the exploration stage unless and until we demonstrate the existence of proven or probable reserves that meet the SEC guidelines.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies Cont.

Summary of Significant Accounting Policies Cont.

Proven and Probable Reserves

The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

Basis of Presentation and Principles of Consolidation

Our financial statements have been prepared in accordance with US GAAP and are expressed in U.S. dollars.  Our consolidated financial statements include the accounts of Discovery Gold Corporation (formerly Norman Cay Development, Inc.) since its Inception on April 28, 2010 and its sole subsidiary company, Discovery Gold Ghana Limited, a company incorporated in Ghana, from the effective date of its acquisition, September 2, 2011. All significant intercompany transactions and balances have been eliminated.  Our fiscal year end is April 30.

Interim Financial Statements

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ended April 30, 2013. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2012 included in our Form 10-K filed with the SEC

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies Cont.

Summary of Significant Accounting Policies Cont.

Foreign Currency Translation

The operations and assets of Discovery Gold Ghana Limited are in Ghana. Discovery Gold Ghana Limited depends on the ability of Discovery Gold Corporation to raise cash which is transferred to Discovery Gold Ghana Limited to meet Discovery Gold Ghana Limited’s operating cash needs. Therefore, our management has determined that the functional currency of the Discovery Gold Ghana Limited is the US dollar. Discovery Gold Ghana Limited’s financial statements are denominated in Ghanaian Cedi. Since that is the case, we remeasure Discovery Gold Ghana Limited’s financial statements in US dollars. Any gains or losses arising on the remeasurement are reflected in the Statements of Operations.

The accounts of Discovery Gold Ghana Limited’s are remeasured in US dollars as follows:

(a)	Current assets, current liabilities, and long-term monetary assets and liabilities are translated based on the rates of exchange in effect at the balance sheet dates.

(b)	Non-monetary assets, liabilities, and equity accounts are translated at the exchange rates prevailing at the times of acquisition of assets, assumption of liabilities or equity investments.

(c)
Revenues and expenses are translated at the average exchange rates for each period, except for charges for amortization and depreciation of non-monetary assets which are translated at the rates associated with the assets.

Cash and cash equivalents

Cash and  cash  equivalents  consist  of cash and highly  liquid debt instruments  with  original  maturities  of less than three months.

Property and equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term

We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

We have not owned any property and equipment since Inception (April 28, 2010) and consequently had no balance of property and equipment as at July 31, 2012 or April 30, 2012.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies Cont.

Summary of Significant Accounting Policies Cont.

Option to acquire exploration rights

Through our acquisition of DGG effective September 2, 2011, we acquired beneficial ownership of an option, subject to final Ghanaian government approval, to acquire the exclusive rights to explore the Edum Banso gold project in Ghana owned by DGG.

As described in Note 4 - Acquisition of Discovery Gold Ghana Ltd. below, we determined that the fair value of option to acquire the exclusive rights to explore the Edum Banso gold project at the date of its acquisition on September 2, 2011 to be $4.91 million.

As further described in Note 5 - Earn-In Agreement with North Springs Resource Corporation below, in January 2012 we sold 5% ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project to NSRS for cash payments totaling $250,000. We did not recognize the $250,000 cash proceeds from the partial sales of our option to acquire the exclusive rights to explore the Edum Banso gold project as sales revenue or a gain, but rather accounted for the $250,000 cash receipt as a reduction in the carrying value of our option to acquire the exclusive rights to explore the Edum Banso gold project. Consequently immediately following the receipt of the $250,000 payment from NSRS in January 2012, the carrying value of our option to acquire the exclusive rights to explore the Edum Banso gold project was reduced to $4.66 million.

Based on the cash purchase price of $250,000 paid by NSRS in January 2012 to acquire 5% of the option to explore the Edum Banso gold project, the implied fair value of the 95% of the option to explore the Edum Banso gold project which we retained was $4.75 million (($250,000 / 5) x 95 = $4,750,000). This was in excess of our carrying value of $4.66 million.

Nevertheless, as described in Note 6 - Impairment of Option to Acquire Exploration Rights below, effective April 30, 2012 we recognized an impairment charge of $4.66 million in respect of the entire carrying value of our option to acquire exploration rights.

Accordingly as at July 31, 2012 and April 30, 2012 the carrying value of our option to acquire exploration rights, net of impairment was $0.

Mine development costs

Mining development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralized material is classified as proven and probable reserves are expensed as mine development costs. At the point we reach our operating stage, such costs will be capitalized and will be written off as depletion expense as the mineralized material is mined.

We have not incurred any mining development costs since Inception (April 28, 2010) and consequently had no balance of mine development costs as at July 31, 2012 or April 30, 2012

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies Cont.

Summary of Significant Accounting Policies Cont.

Deferred Costs

Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful.

We had no balance of deferred costs as at July 31, 2012 or April 30, 2012.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the cost of our long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required.

As described in Note 6 - Impairment of Option to Acquire Exploration Rights below, effective April 30, 2012 we recognized an impairment charge of $4.66 million in respect of the entire carrying value of our option to acquire exploration rights.

No impairment was recorded during the three month periods ended July 31, 2012 or 2011.

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

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies Cont.

Summary of Significant Accounting Policies Cont.

Financial Instruments Cont.

Our financial instruments consist principally of cash, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Asset Retirement Obligations

We follow the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

We had not recognized any asset retirement obligations at July 31, 2012 or April 30, 2012.

Income Taxes

We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition

We have been in a development or exploration stage since our Inception (April 28, 2010) and have not yet realized any revenues from our operations. We are primarily engaged in the acquisition and exploration of mining properties. Once revenue has been generated from the exploitation of mining properties, we will recognize revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured.

We did not recognize any revenue or gain in respect of Earn-In Agreement, under the terms of which potentially a total of 35% ownership in our option to acquire the exclusive rights to explore the Edum Banso gold project was to be transferred to NSRS for potential consideration of not less than $3.75 million, consisting of $1.25 million in cash and not less than $2.5 million in shares of NSRS common stock.

We believed that the collectability of the $1.25 million cash element of the purchase consideration was questionable.

We further believed that there was substantial uncertainty as to the completion of the transfer related to the 10 million shares of NSRS common stock as it was dependent on the value of these shares being in excess of $2.5 million on October 1, 2012.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies Cont.

Summary of Significant Accounting Policies Cont.

Revenue Recognition Cont.

 As the Earn-In Agreement failed to meet the four revenue recognition criteria of ASC 605 - “Revenue Recognition”, it was determined that:

i)
the $250,000 cash payment received from NSRS would be offset the carrying value of the option to acquire the exclusive rights to explore the Edum Banso gold project rather than recognized as revenue or as a gain,

ii)	the balance of $1 million cash receivable would not recognized as a receivable in our financial statements given its questionable collectability, and

iii)
the value of the 10 million shares of NSRS common stock we received would not be recognized as an asset in our financial statements because of the substantial uncertainty over completion of the sale transaction.

Consequently no revenue or gain has been recognized to date on the Earn-In Agreement.

Comprehensive Loss

ASC 220 - Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities.

From our Inception (April 28, 2010), there have been no differences between our comprehensive loss and net loss.

Our comprehensive loss was identical to our net loss for the three month periods ended July 31, 2012 and 2011.

Basic and Diluted Net Loss per Share

We compute net loss per share in accordance with ASC 260 - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options, warrants or shares issuable on conversion of convertible notes payable, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.

Basic and diluted EPS were identical during the three month periods ended July 31, 2012 and 2011 as we had net losses in both periods. There were potentially one million antidilutive shares outstanding during the three months ending July 31, 2012 in respect of a $100,000 loan note with a related party convertible at $0.10 per share. There were no antidilutive shares outstanding during the three months ending July 31, 2011.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies Cont.

Summary of Significant Accounting Policies Cont.

Reclassifications:

Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or total shareholders’ deficit.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Note 2. Going Concern

At July 31, 2012, we had cash of $317, no other current assets, no operating business or other source of income, outstanding current liabilities totaling $421,101. We have incurred losses of $6,577,525 since Inception (April 28, 2010) and had a stockholders' deficit of $420,785 at July 31, 2012.

In our financial statements for the fiscal years ended April 30, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our intention is to raise the debt and, or, equity necessary to finance our ongoing operating expenses and exploration activities that will give us the opportunity to establish profitable mining operations.

There is no guarantee we will be successful in raising the necessary financing to continue as a going concern.

These factors raise substantial doubt regarding our ability to continue as a going concern.

Our  unaudited financial statements for the three month periods ended July 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we become unable to continue as a going concern.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

 Note 3. Supplemental Cash Flow Information

	Three Months Ended July 31,		From Inception (April 28, 2010) to July 31,
	2012	2011	2012

Interest paid	$0	$0	$0

Income tax paid	$0	$0	$0

Shares of common stock issued for services

800,000 shares issued and 300,000 shares committed but unissued as compensation for directors and officers	$212,940	-	-
175,000 shares issued as compensation to consultants	$38,300	-	-
1,900,000 shares issued and 300,000 shares committed but unissued as director and officer compensation	-	-	$503,940
2,125,000 shares issued as compensation to consultants	-	-	$567,800

Total shares of common stock issued for services	$251,240	$0	$1,071,740

Assets acquired for issuance of stock

17,500,000 shares of common stock issued to acquire Discovery Ghana Gold Limited	$-	$-	$4,550,000

Note 4. Acquisition of Discovery Gold Ghana Ltd.

On September 2, 2011, DGC acquired 100% of the issued and outstanding shares DGG in exchange for a cash payment of $100,000 and issuance of 17.5 million shares of the DGC’s common stock valued at $4.55 million.

DGG was incorporated in Ghana on April 4, 2011 and effective August 22, 2011 had entered into an agreement with Xtra-Gold Resources for the acquisition of an option to acquire the exclusive rights to explore the Edum Banso gold project in Ghana. DGG agreed to pay Xtra-Gold Resources 1 million shares of its common stock valued at $260,000 and $250,000 in cash to acquire the option. $125,000 of the cash consideration was paid on the execution of the agreement and the balance of $125,000, together with costs of $10,000, was payable under the terms of a note payable, six months from the date of the agreement. The final balance of $135,000 was paid in full on January 23, 2012.

As of the date of this report, the final governmental approval for the option assignment is still pending due to lack of appropriate documentation resulting from an internal clerical error by the Ghanaian government’s Minerals Commission. As a result, the assignment of the option to DGG is not currently legally effective or enforceable.

The appropriate documentation for the ministerial approval was submitted on July 4, 2012 and we believe that the Ministry will approve the assignment of the option in the next few weeks. However, we cannot guarantee that such approval will be granted. If we fail to obtain the Ghana governmental approval, our business plan to conduct mineral exploration activities in Ghana could get delayed or abandoned and our business in Ghana could be materially adversely affected.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 4. Acquisition of Discovery Gold Ghana Ltd Cont.

Immediately prior to its acquisition by DGC, effective September 2, 2011, DGG had net assets of $250,000 as follows:

Assets
Investment in Mining Rights
Option to acquire the exclusive rights to explore the Edum Banso gold project	$510,000
Liabilities
Notes payable to related parties	260,000
DGG’S net assets at cost, at September 2, 2011	$250,000

DGC’s total purchase consideration of $4.65 million ($100,000 in cash and $4.55 million for 17.5 million shares of DGC shares of common stock valued at $0.26 per share) was ascribed to the fair value of DGG’s assets and liabilities acquired at the effective date of acquisition, September 2, 2011, as follows:

Assets
Investment in Mining Rights
Option to acquire the exclusive rights to explore the Edum Banso gold project	$4,910,000
Liabilities
Notes payable to related parties	260,000
DGG’s net assets at fair value, at September 2, 2011	$4,650,000

Note 5. Earn-In Agreement with North Springs Resource Corporation

On January 25, 2012, we, through our wholly-owned subsidiary, DGG, entered into the Earn-In Agreement with NSRS.

Under the terms of the Earn-In Agreement, NSRS was to acquire:

i)
10% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for cash payment totaling $1.25 million, scheduled to be made in three scheduled installments between January 30, 2012 and December 31, 2012, and

ii)
A further 25% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for the issuance of 10 million shares of NSRS common stock, provided such stock was to have a market value of not less than $2.5 million on October 1, 2012.

Consequently NSRS was to acquire a total of 35% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for consideration of not less than $3.75 million, consisting of $1.25 million in cash and not less than $2.5 million in shares of NSRS common stock.

NSRS made the first scheduled cash payment of $250,000 and issued 10 million shares of its common stock to us on a timely basis.

We did not recognize any revenue or gain in respect of Earn-In Agreement, under the terms of which potentially a total of 35% ownership in our option to acquire the exclusive rights to explore the Edum Banso gold project was to be transferred to NSRS for potential consideration of not less than $3.75 million, consisting of $1.25 million in cash and not less than $2.5 million in shares of NSRS common stock.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 5. Earn-In Agreement with North Springs Resource Corporation Cont.

We believed that the collectability of the $1.25 million cash element of the purchase consideration was questionable.

We further believed that there was substantial uncertainty as to the completion of the transfer related to the 10 million shares of NSRS common stock as it was dependent on the value of these shares being in excess of $2.5 million on October 1, 2012.

As the Earn-In Agreement failed to meet the four revenue recognition criteria of ASC 605 - “Revenue Recognition”, it was determined that:

i)
the $250,000 cash payment received from NSRS would be offset the carrying value of the option to acquire the exclusive rights to explore the Edum Banso gold project rather than recognized as revenue or as a gain,

ii)	the balance of $1 million cash receivable would not recognized as a receivable in our financial statements given its questionable collectability, and

iii)
the value of the 10 million shares of NSRS common stock we received would not be recognized as an asset in our financial statements because of the substantial uncertainty over completion of the sale transaction.

Consequently no revenue or gain has been recognized to date on the Earn-In Agreement.

NSRS failed to make its second scheduled cash payment of $500,000 on or before July 31, 2012 and consequently defaulted under that part of the Earn-In Agreement under which it was entitled to acquire 10% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for cash payments totaling $1.25 million.

Following NSRS’s default under the Earn-In Agreement by failing to pay us $500,000 on or before July 31, 2012, NSRS retains a 5% interest in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for the $250,000 cash it has paid to date. However, the remaining 5% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project that NRSR was entitled to acquire if it has paid the remaining balance of $1 million on a timely basis, automatically reverted back to DGG. Moreover, NSRS is deemed to have forfeited its right to make the remaining $1 million cash payments required to acquire this additional 5% interest in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project. This increased our ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project from 65% to 70%.

Further, we have an option to repurchase 50% of the 5% ownership of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project that NRSR acquired by paying us $250,000 in cash, equivalent to 2.5% of the total ownership of the exclusive rights to explore the Edum Banso gold project, for a cash payment of $150,000.

At the date of the issuance of this Report, NSRS continues to own an additional 25% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project in return for the 10 million shares of its common stock issued to us.

However, in the event that these 10 million shares of NSRS common stock are worth less than $2.5 million on October 1, 2012, we have the option to return these shares to NSRS and require NSRS to return this additional 25% ownership in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project to us.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 5.  Earn-In Agreement with North Springs Resource Corporation Cont.

As at July 31, 2012, the market value of the 10 million NSRS shares was $200,000 (two hundred thousand). If the market value of the NSRS shares continues to remain at such level on October 1, 2012, it is our current intention to return 10 million shares of NSRS common stock to NSRS and reacquire this 25% ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project. This would increase our ownership in the option to acquire the exclusive rights to explore the Edum Banso gold project from its current level of 70% to 95%.

At this time there can be no guarantee that the market value of the 10 million shares of NSRS common stock will continue to be less than $2.5 million on October 1, 2012, or that if the market value of these shares is less than $2.5 million on October 1, 2012, that we will exercise our option to return the shares to NSRS and reacquire the 25% ownership of option to acquire the exclusive rights to explore the Edum Banso gold project.

Note 6.  Asset Impairment

As at April 30, 2012, before testing for impairment, the carrying value of our option to explore the Edum Banso gold project was $4.66 million as follows:

Fair value attributed to the option to explore the Edum Banso gold project on the acquisition of DGG at September 2, 2011	$4,910,000
Less receipt of cash from the sale of 5% ownership of the option to explore Edum Banso gold project exploration interest to NSRS	(250,000)
Carrying value of the option to explore the Edum Banso gold project , before testing for impairment, as at April 30, 2012	$4,660,000

As at April 30, 2012, we assessed the carry value of our option to explore Edum Banso gold project for possible impairment.

Based on the cash purchase price of $250,000 paid by NSRS in January 2012 to acquire 5% of the option to explore the Edum Banso gold project, the implied fair value of the 95% of the option to explore the Edum Banso gold project which we retained was $4.75 million (($250,000 / 5) x 95 = $4,750,000). This was in excess of our then carrying value of $4.66 million.

Moreover, while there can be no guarantee as to the successful outcome of any exploration of the Edum Banso gold project, our management believes that the option to explore Edum Banso has highly prospective potential value.

Nevertheless, it was concluded that, due to uncertainties about our ability to timely raise sufficient funding in the market place to finance the effective exploration of Edum Banso, the likelihood of timely locating substantial sources of the gold anomalies and near surface gold occurrences that might be developed into minable reserves (if any), and our ability to finance and permit the profitable mining of such gold on a timely basis, we should recognize as at April 30, 2012 a pre-tax, non-cash impairment charge for $4.66 million against the full carrying value of our highly prospective option to explore the Edum Banso gold project.

Carrying value of the option to explore the Edum Banso gold project , before testing for impairment, as at April 30,2012	$4,660,000
Impairment charge as at April 30, 2012	(4,660,000)
Carrying value of the option to explore the Edum Banso gold project , after impairment, as at April 30,2012 and July 31, 2012	$0

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 6.  Asset Impairment Cont.

Despite this technical accounting decision at April 30, 2012 to record this impairment charge against the full carrying value of our option to explore the Edum Banso gold project, our management continues to believe that its Edum Banso option represents a highly prospective gold exploration opportunity.

Note 7.  Option to Acquire Exploration Rights

Description

This item relates to our ownership interest in the option agreement to acquire the exploration rights for the Edum Banso gold project in Ghana, subject to Ghanaian government approval, which we acquired through our acquisition of DGG effective September 2, 2011.

As of the date of this report, the final governmental approval for the option assignment is still pending due to lack of appropriate documentation resulting from an internal clerical error by the Ghanaian government’s Minerals Commission. As a result, the assignment of the option to DGG is not currently legally effective or enforceable.

The appropriate documentation for the ministerial approval was submitted on July 4, 2012 and we believe that the Ministry will approve the assignment of the option in the next few weeks. However, we cannot guarantee that such approval will be granted. If we fail to obtain the Ghana governmental approval, our business plan to conduct mineral exploration activities in Ghana could get delayed or abandoned and our business in Ghana could be materially adversely affected.

The Edum Banso gold project, which covers an area of approximately 8 square miles (20.6 square kilometers) and lies approximately 168 miles (270 kilometers) due west of the city of Accra, the capital of Ghana, is located in close proximity to substantial producing gold mines and recent gold deposits.

The rights to explore the Edum Banso gold project are currently owned by Adom Mining Ltd (“Adom”) under a prospecting license that was granted to Adom by the Government of Ghana. The current prospecting license owned by Adom expires July 20, 2013.

Our option to acquire the prospecting license from Adom, subject to Ghanaian government approval, expires November 11, 2013.

We believe that the remaining term of both the prospecting license and our option to acquire the prospecting license are sufficient for us to determine the existence of geologically proven and mineable reserve of gold, if any, in the license area without the need to apply for any extension of the term of either.

The holder of the prospecting license has the right, by itself or through sub-contractors or agents, to conduct such geological and geophysical investigation within the license area as it considers necessary to determine the existence of an adequate quantity of geologically proven and mineable reserve of gold in the license area. However, the holder of the license does not have the rights to mine or participate in mining the property covered by the license.

In order to mine any geologically proven and mineable reserve of gold in the license area, if any, it would be necessary to apply for a mining license from the Ghanaian government.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 7. Option to Acquire Exploration Rights Cont.

Percentage ownership

From the effective date of our acquisition of DGG on September 2, 2011 and until we entered into the Earn-In Agreement in January 2012, we owned 100% of the option to acquire the exploration rights for the Edum Banso gold project in Ghana.

As discussed in Note 5 - Earn-In Agreement with North Springs Resource Corporation, following our entry into the Earn-In Agreement in January 2012, our ownership interest of the option to acquire the exploration rights for the Edum Banso gold project in Ghana was reduced from 100% to 65%.

As further discussed in Note 5 - Earn-In Agreement with North Springs Resource Corporation, effective July 31, 2012, following NSRS’ default under part of the Earn-In Agreement, our ownership interest of the option to acquire the exploration rights for the Edum Banso gold project in Ghana was increased from 65% to 70%.

In the event that the 10 million shares of NSRS common stock given to us as consideration for NSRS’ acquisition of a 25% ownership interest of the option to acquire the exploration rights for the Edum Banso gold project in Ghana are worth less than $2.5 million on October 1, 2012, we have the option to return these shares to NSRS and require NSRS to return this additional 25% ownership in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project to us.

As at July 31, 2012, the market value of the 10 million NSRS shares was $200,000 (two hundred thousand). If the market value of the NSRS shares continues to remain at such level on October 1, 2012, it is our current intention to return 10 million shares of NSRS common stock to NSRS and reacquire this 25% ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project. This would increase our ownership in the option to acquire the exclusive rights to explore the Edum Banso gold project from its current level of 70% to 95%.

At this time there can be no guarantee that the market value of the 10 million shares of NSRS common stock will continue to be less than $2.5 million on October 1, 2012, or that if the market value of these shares is less than $2.5 million on October 1, 2012, or that we will exercise our option to return the shares to NSRS and reacquire the 25% ownership of option to acquire the exclusive rights to explore the Edum Banso gold project.

Further, we have an option to repurchase 50% of the 5% ownership of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project that NRSR acquired for paying us $250,000 in cash, equivalent to 2.5% of the total ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project, for a cash payment of $150,000.

Accounting Treatment

As discussed in Note 4 - Acquisition of Discovery Gold Ghana Ltd, we assigned a fair value of $4.91 million to this option at the date of its acquisition effective September 2, 2011.

As discussed in Note 5 - Earn-In Agreement with North Springs Resource Corporation, the $250,000 cash payment received from NSRS in January 2012 under the terms of the Earn-In Agreement was offset the carrying value of the option to acquire the exclusive rights to explore the Edum Banso gold project rather than recognized as revenue or as a gain. This reduced the carrying value of the option to acquire the exclusive rights to explore the Edum Banso gold project from $4.91 million to $4.66 million.

As discussed in, Note 6 - Asset Impairment, effective April 30, 2012 we recognized a pre-tax, non-cash impairment charge for $4.66 million against the full carrying value of our option to explore the Edum Banso gold project.

Despite this technical accounting decision at April 30, 2012 to record this impairment charge against the full carrying value of our option to explore the Edum Banso gold project, our management continues to believe that its Edum Banso option represents a highly prospective gold exploration opportunity

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 8. Due to Related Parties

Amounts due to related parties of $54,725 and $41,264 at July 31, 2012 and April 30, 2012, respectively, include amounts accrued under compensation contracts to officers and directors, both previous and former and amounts advanced by a major shareholder.

Note 9. Notes Payable, Related Party

At April 30, 2012, we owed $76,884 on a promissory note to Mr. Steven Ross, who is the sibling of Mr. Donald Ross, our largest shareholder and one of our directors.  During the three months ended July 31, 2012, we borrowed an additional $48,500 from this creditor, bringing the unpaid principal balance at July 31, 2012 to $125,384.  The obligation is not secured by any of our assets; interest accrues at 10% per annum and is due on demand.  At July 31, 2012, unpaid interest amounted to $14,543 on this note.

Note 10. Convertibles Note Payable, Related Party

At April 30, 2012 and July 31, 2012, we owed $100,000 to Mr. Donald Ross who became our largest shareholder and one of our directors during the fiscal year ended April 30, 2012.  The note bears interest at 10% per annum and is due on September 14, 2012.  At July 31, 2012 and April 30, 2012, unpaid interest amounted to $9,315 and $6,822, respectively, on this note.  The note has a beneficial conversion feature that allows the maker of the note to convert any or all of the balance into shares of our common stock at a conversion price of $0.10 per share.  We accounted for the fair value of the conversion feature as a discount on the promissory note. The fair value of this conversion feature was greater than the nominal amount of the promissory note.  We therefore recorded a discount of $100,000 and are amortizing the balance to interest expense using the Straight-Line Method which approximates the Effective Interest Method.  During the three months ended July 31, 2012 we amortized $25,117 (2011 - $0) to interest expense.  The unamortized discount was $6,850 and $31,967 at July 31, 2012 and April 30, 2012, respectively.

Effective September 7, 2012, the term of this note was extended from September 14, 2012 to September 14, 2013.

Note 11. Commitments and Contingencies

Liability Arising on Option Exercise

Upon exercise of the option to acquire the exploration rights to the Edum Banso gold project we become liable to pay Adom (i) five thousand dollars ($5,000) yearly for each year that we held an interest in the option; (ii) a fee when the production of gold is commenced in or on the property covered by the option equal to (a) two hundred thousand dollars ($200,000) if two million or more ounces of provable reserves are discovered in or on the property OR (b) one hundred thousand dollars ($100,000) if less than two million ounces of provable reserves is discovered in or on the property, and (iii) a reserved royalty (the “Reserved Royalty”) of the net smelter returns from all ores, minerals, or other products mined and removed from the property and sold by us based on the amount of reserves discovered and sold by us. Additionally, we have the right to purchase the Reserved Royalty for the sum of two million dollars ($2,000,000), or one million dollars ($1,000,000) in the event that less than two million ounces of reserves are discovered on the property, exercisable at any time during the term of the term of the option agreement.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 11. Commitments and Contingencies Cont.

Requirement to Obtain a Mining Permit

The holder of the prospecting license has the right, by itself or through sub-contractors or agents, to conduct such geological and geophysical investigation within the license area as it considers necessary to determine the existence of an adequate quantity of geologically proven and mineable reserve of gold in the license area. However, the holder of the license does not have the rights to mine or participate in mining the property covered by the license.

In order to mine any geologically proven and mineable reserve of gold in the license area, if any, it would be necessary to apply for a mining license from the Ghanaian government.

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

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 11. Commitments and Contingencies Cont.

Ghanaian Ownership and Special Rights Cont.

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

Legal

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 12. Stockholders’ Deficit

Preferred Stock

We are authorized to issue 10 million shares of preferred stock with $0.001 par value.

No shares of preferred stock have been issued since Inception (April 28, 2010) and consequently no shares of preferred stock were issued and outstanding during the three months ended July 31, 2012 or 2011 or as at July 31, 2012 or April 30, 2012.

Common Stock

We are authorized to issue 250 million shares of common stock with $0.001 par value.

Effective September 20, 2011, we cancelled 69 million shares of our common stock which were previously issued and outstanding and held by our former sole officer and director, Ms. Shelley Guidarelli.

At April 30, 2012, we had 48,830,000 shares of common stock issued and outstanding.

All common stock issued for non-cash purposes have been valued using the grant-date closing price.

The following shares of our common stock were issued in the three months ended July 31, 2012:

Value Date	Number of Shares Issued	Share Price at Date of Grant	Value	Issued to	Description
May 9,2012	65,000	$0.215	$13,975	D. Ocasio – legal counsel	Legal fees
May 19,2012	200,000	$0.171	$34,200	S. Flechner - CEO	Compensation
May 1, 2012	100,000	$0.220	$22,000	D. Huge - CFO	Compensation
May 9, 2012	100,000	$0.215	$21,500	CMB Investments, Ltd – director’s fee	Compensation
May 25, 2012	85,000	$0.220	$18,700	D. Ocasio – legal counsel	Legal fees
March 1, 2012	100,000	$0.270	$27,000	Wheatfield Partners	Consulting
May 25,2012	200,000	$0.220	$44,000	S. Flechner - CEO	Compensation
June 6, 2012	100,000	$0.157	$15,680	D. Huge - CFO	Compensation
June 8,2012	100,000	$0.216	$21,560	CMB Investments, Ltd – director’s fee	Compensation
February 1, 2012	20,000	$0.250	$5,000	SE Media Partners	Consulting
April 2, 2012	100,000	$0.290	$29,000	Wheatfield Partners	Consulting
May 27, 2012	25,000	$0.225	$5,625	Randall Newton	Accounting fees

Less: committed but not issued at April 30, 2012			$(61,000)

Add: committed but not issued at July 31, 2012			$54,000

	1,195,000		$251,240

In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

At July 31, 2012, we had 50,025,000 shares of common stock issued and outstanding.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 12. Stockholders’ Deficit Cont.

Common Stock Cont.

Form S-8 Registration

On May 15, 2012, we established our 2012 Equity Incentive Plan (“Plan”) under which directors, officers, consultants, advisors and employees may be granted options and stock awards. The Plan provides for the issuance of up to 4,883,000 shares of our common stock (subject to adjustment for stock split and similar events). The shares subject to the Plan were registered under a registration statement on Form S-8. Under the terms of the Plan, the options are exercisable at prices not less than the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant.

The equity incentive plan is intended to enable us to attract and retain talented individuals as our directors, officers, consultants, advisors and employees.

Common Stock Committed

As at July 31, 2012, the following shares of our common stock had been committed but not issued:

Date of Issue	Date of Grant	Number of Shares Issued	Share Price at Date of Grant	Value	Issued to	Description
n/a	July 1, 2012	100,000	$0.14	$14,000	D. Huge - CFO	Compensation
n/a	July 17, 2012	200,000	$0.20	$40,000	S. Flechner - CEO	Compensation

		300,000		$54,000

These shares were issued on August 17, 2012.

Note 13. Subsequent Events

Subsequent to July 31, 2012, we formally notified NSRS of their default under the terms of the Earn-In Agreement due to their failure to pay us $500,000 on or before July 31, 2012.  Following NSRS’s default under the Earn-In Agreement by failing to pay us $500,000 on or before July 31, 2012, NSRS retains a 5% interest in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for the $250,000 cash it has paid to date. However, the remaining 5% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project that NRSR was entitled to acquire if it has paid the remaining balance of $1 million on a timely basis, automatically reverted back to DGG. Moreover, NSRS is deemed to have forfeited its right to make the remaining $1 million cash payments required to acquire this additional 5% interest in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project. This increased our ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project from 65% to 70%.

On August 17, 2012, Dean Huge resigned as our Chief Financial Officer, Treasurer, Secretary and Director. His resignation was for personal reasons and is not in connection with any known disagreement with us on any matter

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 13. Subsequent Events Cont.

On August 17, 2012, we issued an aggregate of 606,611 shares of our common stock as follows:

Number of Shares Issued	Issued to	Description

150,000	D. Huge - CFO	Compensation
400,000	S. Flechner - CEO	Compensation
48,611	D. Ocasio – legal counsel	Legal fees
8,000	Randall Newton	Accounting fees

606,611

In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

On August 20, 2012, our Board of Directors appointed Mr. David Cutler as our new Chief Financial Officer, Treasurer, Secretary and Director.

On August 22, 2012 we received $35,000 under a related party promissory note to Mr. Steven Ross, who is the sibling of Mr. Donald Ross, our largest shareholder and one of our directors. Mr. Steven Ross’ promissory note is not secured by any of our assets; interest accrues at 10% per annum and is due on demand.

On September 7, 2012 we received a further $50,000 under a related party promissory note to Mr. Steven Ross, who is the sibling of Mr. Donald Ross, our largest shareholder and one of our directors. Mr. Steven Ross’ promissory note is not secured by any of our assets; interest accrues at 10% per annum and is due on demand.

On September 7, 2012, we extended the repayment term on our $100,000 unsecured convertible promissory note with Mr. Donald Ross, our largest shareholder and a director of ours, from September 14, 2012 to September 14, 2013.

Also on September 7, 2012, we announced that based upon the latest management analysis and discussion of the available historic exploration data from the Edum Banso Gold Project in Ghana, we have determined to focus the next phase of exploration programs on two gold targets selected out of the six targets previously identified at the site.

We have evaluated subsequent events through September 19, 2012. Other than those set out above, there have been no subsequent events after July 31, 2012 for which disclosure is required.

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

Overview

Discovery Gold Corporation (formerly Norman Cay Development, Inc.) (“DGC”) is an emerging U.S. based mineral exploration company.

DGC, through its 100% owned Ghanaian subsidiary company, Discovery Gold Ghana Limited, (“DGG”) (collectively “the Company”, “Discovery”, “we” or “us”) owns, subject to final Ghanaian government approval, a 70% beneficial interest in an option to acquire the exclusive rights to explore the Edum Banso gold project within the historic and prolific Ashanti Gold Belt located in the country of Ghana in West Africa.

The Edum Banso gold project, which covers an area of approximately 8 square miles (20.6 square kilometers) and lies approximately 168 miles (270 kilometers) due west of the city of Accra, the capital of Ghana, is located in close proximity to substantial producing gold mines and recent discoveries of gold deposits.

Plan of Operations

We have refocused our plan of operations by determining to advance exploration at Edum Banso by promptly (subject to anticipated financing) testing two of the known mineral occurences and geological structures of the project which have historically demonstrated the potential to host significant gold deposits. Specifically, the anticipated work programs can be summarized as follows in the table with more details in the text below:

Phase	Exploration Activities	Anticipated Timeframe	Cost

Phase I	Historic data compilation; relocate, confirm and add to historic soil sampling; relocate, re-open and confirm historic trench sampling; construct additional trenches along gold showings and perform detailed channel sampling; complete detailed surveying and geologic mapping of all sampling; submit for laboratory assays, conduct geologic analysis, and incorporate into updated technical report	Expected to begin during the fourth quarter of 2012 (dependent on receiving funding).	$250,000
Phase II
Dependent upon analysis of favorable results in Phase I, determination would then be made for a diamond core exploration drilling program of approximately 1000 to 3000 meters in about 7 to 20 drill holes of up to 150 meters in depth, yielding 400 to 1200 core drill log samples being assayed and compiled into a report.
		Expected to begin in the first calendar quarter of 2013 (dependent on receiving funding).	$300,000 - $900,000
TOTAL			$550,000 – $1,150,000

Phase I:  Pre-Drilling Exploration Program will be conducted at two selected anomalous gold target areas in order to identify possible sources of gold anomalies and occurrences for an anticipated drilling program.  One of these two priority target areas is located within two miles from the so-called Father Brown and Adoikrom gold deposits currently being open pit mined by Golden Star Resources. Qualified consultants will be retained to conduct historic data compilation, and then relocation and/or reestablishment of soil sampling grids, followed by soil and rock sampling at these two selected Edum Banso gold targets. Historic trenches and exploration pits will also be located, re-established, and extended as appropriate at each target area for sampling.  New trenching and/or pitting will be undertaken along areas of new and historic gold values found in soil and auger samples at each target area. Sampling in trenches is expected to be conducted as continuous channel sampling laterally along the trench walls, with periodic vertical channel samples collected to test for vertical variability within the saporlite. Surveying and mapping of sampling of soils, rocks, veins, trenches and pits will be conducted for geologic analysis. Samples will be shipped to qualified labs for assaying, and results will be compiled in a report prepared consistent with 43-101 reporting standards. Program is expected to take 60 days to mobilize and complete, followed by another 40 days for laboratory testing, analysis and reporting. Total costs for the program are currently estimated at about $250,000 and is expected to be conducted during the fourth quarter of 2012, subject to availability of funds.

Phase II: Diamond Core Drilling Exploration Program of approximately 1,000 to 3,000 meters consisting of approximately 7 to 20 drill holes of up to 150 meters deep at a cost of about $300,000 to $900,000 (yielding between 400 and 1200 core drill samples being assayed and compiled in a report) would then be considered, subject to availability of funds and the results of the above Pre-Drilling Exploration Program.

If we do not raise sufficient money to complete the above Pre-Drilling Exploration Program, or if the Program is not successful, we may discontinue exploration of Edum Banso, and any funds spent may be lost.

Liquidity and Capital Resources

At July 31, 2012, we had cash of $317, no other assets, no operating business or other source of income, outstanding liabilities totaling $421,101. We have incurred losses of $6,577,525 since Inception (April 28, 2010) and had a stockholders' deficit of $420,785 at July 31, 2012.

In our financial statements for the fiscal years ended April 30, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our intention is to raise the debt and, or, equity necessary to finance our ongoing operating expense and exploration activities that will give us the opportunity to establish profitable mining operations.

There is no guarantee we will be successful in raising the necessary financing to continue as a going concern.

These factors raise substantial doubt regarding our ability to continue as a going concern.

Our  unaudited financial  statements for the three month periods ended July, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we become unable to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2012 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2011

Revenue

During the three months ended July 31, 2012 and 2011 we did not recognize any operating revenue and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended July 31, 2012, we incurred general and administrative expenses of $366,834 compared with $34,061 for the same period in 2011, an increase of $332,773.  The increase is principally due to an increase in non-cash compensation of $251,240 for directors, officers and consultants, as well as overall increased level of activity due to our acquisition of DGG effective September 2, 2011.

Interest Expense

Interest expense increased from $1,649 for the three months ended July 31, 2011 to $30,745 the three months ended July 31, 2012, an increase of $29,096.  The increase is due to increases in principal balances that we owe to related parties, as well as the inclusion in interest expense for the three months ended July 31, 2012 of the amortization of a debt discount which did not exist during the three months ended July 31, 2011.

Loss Before Income Taxes

In the three months ended July 31, 2012 we incurred a loss before income taxes of $397,579, compared to $35,710 for the three months ended July 31, 2011, an increase of $361,869 due to the factors discussed above.

Provision For Income Taxes

No provision for income taxes was required in the three month periods ended July 31, 2012 or 2011 as we generated tax losses in both periods.

Loss After Income Tax And Comprehensive Loss

In the three months ended July 31, 2012 we incurred a loss after income tax of $397,579, compared to $35,710 for the three months ended July 31, 2011, an increase of $361,869 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ending July 31, 2012 and 2011.

CASH FLOW INFROMATION FOR THE THREE MONTHS ENDED JULY 31, 2012 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2011

Liquidity	JULY 31, 2012 (Unaudited)	APRIL 30, 2012 (Audited)
Current assets	$316	$5,865
Current liabilities	421,101	280,311
Working capital deficit	$(420,785)	$(274,446)

	Three months ended July 31 (Unaudited),
Cash Flows	2012	2011
Cash flows provided by / (used in):
Operating activities	$(54,049)	$(34,626)
Investing activities	-	-
Financing activities	48,500	-
Net increase or (decrease) in cash during the period	$(5,549)	$(34,626)

Cash flow used in operating activities

During the three months ended July 31, 2012 we used $54,049 in operating activities compared to $34,626 in the three months ended July 31, 2012, an increase of $19,423.

During the three months ended July 31, 2012 we incurred losses of $397,579 which we largely offset by adjustment for non cash expenses of $276,357 and by a decrease in operating liabilities of $67,173.

By comparison, we incurred losses of $35,710 in the three months ended July 31, 2011, no adjustments were required for non cash expenses and there was a small decrease of $1,084 in our operating liabilities.

Cash flow generated by / (used in) investing activities

No funds were generated by, or used in, investing activities during the three months ended July 31, 2012 or 2011.

Cash flow generated by financing activities

During the three months ended July 31, 2012 we received $48,500 under a note payable from a related party.

By comparison we received no funds from financing activities in the three months ended July 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation with the participation of our management, including Stephen E. Flechner, our Chief Executive Officer, and David Cutler, our Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal quarter ended July 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of our assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Stephen E. Flechner, our chief executive officer, and David Cutler, our chief financial officer. Based on its assessment, our management believes that, as of July 31, 2012, our internal control over financial reporting was not effective based on those criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls and implement appropriate information technology controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below.

i.
We do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statement. As of July 31, 2012 the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

ii.
We did not maintain appropriate cash controls – As of July 31, 2012, we have not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts.

iii.
We did not implement appropriate information technology controls – As at July 31, 2012, we retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. Notwithstanding the weakness, management does not believe that the weakness had any effect on the accuracy of our consolidated financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, the Company hired Stephen Flechner as President and Chief Executive Officer, who is an authorized signatory on our bank account and David Cutler, a financial expert, as our Chief Financial Officer. These appointments will enable us to achieve sufficient segregation of duties to provide adequate controls moving forward.

We are currently implementing an automated information system that will maintain backup for our books and records.

Additionally, the Chief Executive Officer and Chief Financial Officer have been holding regular Board meetings to keep the Board members current on all issues.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

IITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 .  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances during the Quarter Ended July 31, 2012

A list of unregistered shares issued during the quarter ended July 31, 2012 is provided in Note 12 - Stockholders’ Deficit of the consolidated financial statements included in this report on Form 10-Q.

Issuances Subsequent to July 31, 2012

A list of unregistered shares issued subsequent to July 31, 2012 is provided in Note 13 – Subsequent Events of the consolidated financial statements included in this report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.

During the three month periods ending July 31, 2012 and 2011, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three months periods ending July 31, 2012 and 2011.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by reference.
3.02	Articles of Merger	Filed with the SEC on July 16, 2012 as part of the current report on Form 8-K and incorporated herein by reference.
3.03	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by reference.
4.1	Discovery Gold Corporation (F/K/A Norman Cay Development, Inc.) 2012 Equity Incentive Plan	Filed with the SEC on May 23, 2012 as part of our Registration Statement on Form S-8 and incorporated herein by reference.
10.01	Management Agreement between the Company and Shelley Guidarelli dated April 30, 2011	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by reference.
10.02	Promissory Note between the Company and Steve Ross dated May 10, 2010	Filed with the SEC on August 10, 2010 as part of our Amended Registration Statement on Form S-1/A and incorporated herein by reference.
10.03	Amended Promissory Note between the Company and Steve Ross dated October 19, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Registration Statement on Form S-1/A and incorporated herein by reference.
10.04	Consulting Agreement between the Company and Voltaire Gomez dated September 24, 2010	Filed with the SEC on December 17, 2010 as part of our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.05	Investor Relations Agreement between the Company and LiveCall Investor Relations Company dated May 15, 2011	Filed with the SEC on August 9, 2011 as part our Annual Report on Form 10-K and incorporated herein by reference.
10.06	Prospecting license with respect to the Edum Banso concession	Filed with the SEC on May 11, 2012 as part of our Current Report on Form 8-K/A and incorporated herein by reference.
10.07	Option Agreement dated October 17, 2005 between Xtra-Gold Exploration Limited and Adom Mining Limited	Filed with the SEC on May 11, 2012 as part of our Current Report on Form 8-K/A and incorporated herein by reference.
10.08	Amending Agreement dated October 19, 2006 between Xtra-Gold Exploration and Adom Mining Limited	Filed with the SEC on May 11, 2012 as part of our Current Report on Form 8-K/A and incorporated herein by reference.
10.09	Agreement for Assignment of Option Interests, dated August 22, 2011, by and among Adom Mining Limited, Xtra-Gold Exploration Limited, Xtra-Gold Resources Corp. and Discovery Gold Ghana Limited	Filed with the SEC on May 11, 2012 as part of our Current Report on Form 8-K/A and incorporated herein by reference.
10.10	Letter from Minerals Commission of Ghana, dated May 4, 2012, to Discovery Gold Ghana Limited	Filed with the SEC on May 11, 2012 as part of our Current Report on Form 8-K/A and incorporated herein by reference.
10.11	Consulting Agreement between the Company and Kevin Coombes dated September 1, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q and incorporated herein by reference.

10.12	Share Exchange Agreement with Discovery Gold Ghana Limited dated September 2, 2011	Filed with the SEC on September 7, 2011 as part of our Current Report on Form 8-K and incorporated herein by reference.
10.13	Convertible Promissory Note between the Company and Donald Ross dated September 14, 2011	Filed with the SEC on September 14, 2011 as part of our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.14	Earn-In Agreement by and between North Springs Resources Corp. and Discovery Gold Ghana Limited dated January 25, 2012	Filed with the SEC on January 27, 2012 as part of our Current Report on Form 8-K and incorporated herein by reference.
10.15	Consulting Agreement by and among the Company, CMB Investments Ltd. and Ralph Shearing dated February 9, 2012	Filed with the SEC on February 14, 2012 as part of our Current Report on Form 8-K and incorporated herein by reference.
10.16	Engagement Agreement between the Company and Source Capital Group, Inc. dated February 14, 2012	Filed with the SEC on February 21, 2012 as part of our Current Report on Form 8-K and incorporated herein by reference.
10.17	Convertible Promissory Note between the Company and Donald Ross dated December 12, 2011	Filed with the SEC on March 14, 2012 as part our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.18	Consulting Agreement between the Company and Wheatfield Partners dated December 22, 2011	Filed with the SEC on March 14, 2012 as part our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.19	Consulting Agreement between the Company and Ian Brodie dated January 10, 2012	Filed with the SEC on March 14, 2012 as part our Quarterly Report on Form 10-Q and incorporated herein by reference.
10.20	Consulting Agreement between the Company and Stephen E. Flechner dated April 19, 2012	Filed with the SEC on April 24, 2012 as part of our Current Report on Form 8-K and incorporated herein by reference.
10.21	Consulting Agreement between the Company and David Cutler, dated August 20, 2012	Filed with the SEC on August 23, 2012 as part of our Current Report on Form 8-K and incorporated herein by reference.
14.1	Code of Ethics	Filed with the SEC on August 7, 2012 as part of our Annual Report on Form 10-K and incorporated herein by reference.
21.01	List of Subsidiaries	Filed with the SEC on October 17, 2011 as part of our Current Report on Form 8-K and incorporated herein by reference.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY GOLD CORPORATION

Dated: September 19, 2012	/s/ Stephen E. Flechner
By: Stephen E. Flechner
Its: Chief Executive Officer

Dated: September 19, 2012	/s/ David Cutler
By: David Cutler
Its: Chief Financial Officer