Form 10-Q/A
period 2012-07-31
Discovery Gold Corp
filed 2012-10-02
CIK 1492448

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

(855) 490-9700
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended July 31, 2012, originally filed with the Securities and Exchange Commission on September 19, 2012, amends Item 1 (Financial Statements)  of our Quarterly Report on Form 10-Q.  This Form 10-Q/A is filed to correct two numerical errors in the financial statements found under General and administrative expenses from inception and in Note 2. Going Concern.  Also furnished in this Form 10-Q/A are Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibits 101 to this report provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  Certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		From Inception (April 28, 2010) to July 31,
	2012	2011	2012

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	366,834	34,061	1,797,366
Asset impairment	-	-	4,660,000
Total operating expenses	366,834	34,061	6,457,366

NET LOSS FROM OPERATIONS	(366,834)	(34,061)	(6,457,366)

OTHER EXPENSE
Interest expense	(30,745)	(1,649)	(120,159)
Total other expense	(30,745)	(1,649)	(120,159)

LOSS BEFORE INCOME TAXES	(397,579)	(35,710)	(6,577,525)

Provision for income taxes	-	-	-

NET LOSS	$(397,579)	$(35,710)	$(6,577,525)

Net loss per share - basic and diluted	$(0.01)	$(0.00)*

Weighted average number of shares outstanding – basic and diluted	49,651,264	97,500,000

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

Note 2. Going Concern

At July 31, 2012, we had cash of $316, no other current assets, no operating business or other source of income, outstanding current liabilities totaling $421,101. We have incurred losses of $6,577,525 since Inception (April 28, 2010) and had a stockholders' deficit of $420,785 at July 31, 2012.

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

Our unaudited financial statements for the three month periods ended July 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we become unable to continue as a going concern.

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

DISCOVERY GOLD CORPORATION

Dated: October 2, 2012	/s/ Stephen E. Flechner
By: Stephen E. Flechner
Its: Chief Executive Officer

Dated: October 2, 2012	/s/ David Cutler
By: David Cutler
Its: Chief Financial Officer