Form 10-Q
period 2012-10-31
Discovery Gold Corp
filed 2012-12-21
CIK 1492448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

As of December 21, 2012, there were 54,921,831 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2012 (Unaudited)	APRIL 30, 2012 (Audited)
ASSETS
Current Assets
Cash and equivalents	$113,360	$5,865
Prepayments	7,735	-
Total current assets	121,095	5,865
Other Assets
Option to acquire exploration rights, net of impairment	-	-

TOTAL ASSETS	$121,095	$5,865

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$86,945	$75,250
Due to related parties	8,175	41,264
Notes payable, related parties	-	88,942
Convertible note payable, related party, net of discounts of $0 and $31,967	-	74,855
Total current liabilities	95,120	280,311

TOTAL LIABILITIES	95,120	280,311

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 authorized, none issued or outstanding at October 31, 2012 and April 30, 2012 respectively	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 54,192,360 and 48,830,000 shares issued and outstanding at October 31, 2012 and April 30, 2012, respectively	54,192	48,830
Additional paid in capital	7,630,027	5,795,670
Common stock committed	357,440	61,000
Accumulated deficit during both development and exploration stages	(8,015,684)	(6,179,946)
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	25,975	(274,446)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	121,095	5,865

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		From Inception (April 28, 2010) to
	2012	2011	2012	2011	October 31, 2012

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	608,397	290,641	975,230	324,702	2,405,762
Asset impairment	-	-	-	-	4,660,000
Total operating expenses	608,397	290,641	975,230	324,702	7,065,762

NET LOSS FROM OPERATIONS	(608,397)	(290,641)	(975,230)	(324,702)	(7,065,762)

OTHER EXPENSE
Loss on settlement of liabilities	(817,993)	-	(817,993)	-	(817,993)
Interest expense	(11,770)	(4,328)	(42,515)	(5,977)	(131,929)
Total other expense	(829,763)	(4,328)	(860,508)	(5,977)	(949,922)

LOSS BEFORE INCOME TAXES	(1,438,160)	(294,969)	(1,835,738)	(330,679)	(8,015,684)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(1,438,160)	$(294,969)	$(1,835,738)	$(330,679)	$(8,015,684)

Net loss per share - basic and diluted	$(0.03)	$(0.00)*	$(0.04)	$(0.00)*

Weighted average number of shares outstanding – basic and diluted	51,628,160	76,021,739	50,626,353	86,760,870
*Denotes less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,		From Inception (April 28, 2010) to October 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,835,738)	$(330,679)	$(8,015,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on related party note payable	31,967	-	100,000
Stock-based compensation	779,038	260,000	1,587,235
Loss on settlement of liabilities	817,993	-	817,993
Asset impairment	-	-	4,660,000
Other non cash impairment	-	-	250,000
Change in operating assets and liabilities:
(Increase) / decrease in prepayments	(7,735)	-	(7,735)
Increase / (decrease) in accounts payable and accrued liabilities	33,696	11,447	130,326
Increase / (decrease) in related party payables	10,034	-	22,437
Net cash used in operations	(170,745)	(59,232)	(455,428)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of option to acquire exploration rights	-	(125,000)	(250,000)
Proceeds from partial sale of option to acquire exploration rights	-	-	250,000
Net cash provided by / (used in) investing activities	-	(125,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of shares of common stock	144,740	-	219,740
Advances under related party notes payable	-	100,000	190,548
Advances under related party loan	133,500	25,000	158,500
Net cash provided by financing activities	278,240	125,000	568,788

Net change in cash and equivalents	107,495	(59,232)	113,360

Cash and cash equivalents, beginning of period	$5,865	$71,160	$-
Cash and cash equivalents, end of period	$113,360	$11,928	$113,360

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
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Discovery Gold Corporation (formerly Norman Cay Development, Inc.) (“DGC”) is an emerging U.S. based mineral exploration company.

DGC, through its 100% owned Ghanaian subsidiary company, Discovery Gold Ghana Limited, (“DGG”) (collectively “the Company”, “Discovery”, “we” or “us”) owns, subject to final Ghanaian government approval, a 95% beneficial interest in an option to acquire the exclusive rights to explore the Edum Banso gold project within the historic and prolific Ashanti Gold Belt located in the country of Ghana in West Africa.

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

Earn-In Agreement With North Springs Resources Corporation.

On January 25, 2012, we, through our wholly-owned subsidiary, DGG, entered into an Earn-In Agreement (the “Earn-In Agreement”) with North Springs Resources Corporation (“NSRS”).

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies Cont.

Earn-In Agreement With North Springs Resources Corporation Cont.

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

Note 1. Nature of Operations and Significant Accounting Policies Cont.

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

Return of NSRS Common Stock.

Under the terms of the Earn-In Agreement, NSRS acquired 25% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for the issuance of 10 million shares of NSRS common stock, provided such stock is to have a market value of not less than $2.5 million on October 1, 2012. In the event that these 10 million shares of NSRS common stock were to be worth less than $2.5 million on October 1, 2012, we had the option to return these shares to NSRS and require NSRS to return this 25% ownership in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project to us.

As at October 1, 2012, the market value of the 10 million NSRS shares was $200,000  and we exercised our option to return 10 million shares of NSRS common stock to NSRS and reacquire this 25% ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project. Consequently, effective October 1, 2012, we increased our ownership in the option to acquire the exclusive rights to explore the Edum Banso gold project from 70% to 95%.

Option to further increase our ownership of the option to explore Edum Banso

We have a further option to repurchase 50% of the 5% ownership of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project that NRSR acquired by paying us $250,000 in cash, equivalent to 2.5% of the total ownership of the exclusive rights to explore the Edum Banso gold project, for a cash payment of $150,000

Summary of Significant Accounting Policies

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

We have not owned any property and equipment since Inception (April 28, 2010) and consequently had no balance of property and equipment as at October 31, 2012 or April 30, 2012.

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

As further described in Note 5 - Earn-In Agreement with North Springs Resource Corporation below, in January 2012 we sold 5% ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project to NSRS for cash payments totaling $250,000. We did not recognize the $250,000 cash proceeds from the partial sales of our option to acquire the exclusive rights to explore the Edum Banso gold project as sales revenue, but rather accounted for the $250,000 cash receipt as a reduction in the carrying value of our option to acquire the exclusive rights to explore the Edum Banso gold project. Consequently immediately following the receipt of the $250,000 payment from NSRS in January 2012, the carrying value of our option to acquire the exclusive rights to explore the Edum Banso gold project was reduced to $4.66 million.

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

Accordingly as at October 31, 2012 and April 30, 2012 the carrying value of our option to acquire exploration rights, net of impairment was $0.

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

We have not incurred any mining development costs since Inception (April 28, 2010) and consequently had no balance of mine development costs as at October 31, 2012 or April 30, 2012.

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

We had no balance of deferred costs as at October 31, 2012 or April 30, 2012.

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

No impairment was recorded during the three or six month periods ended October 31, 2012 or 2011.

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

We had not recognized any asset retirement obligations at October 31, 2012 or April 30, 2012.

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

Since our Inception (April 28, 2010), there have been no differences between our comprehensive loss and net loss.

Our comprehensive loss was identical to our net loss for the three and six month periods ended October 31, 2012 and 2011.

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

Basic and diluted EPS were identical during the three and six month periods ended October 31, 2012 and 2011 as we had net losses in both periods.

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

Note 2. Going Concern

At October 31, 2012, we had a cash balance of $113,360 which is insufficient to meet our ongoing operating needs or to allow us to achieve our objective to explore the Edum Banso Gold Project. We had no operating business or other source of income, and have incurred losses of $8,015,684 since inception (April 28, 2010).

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

There is no guarantee we will be successful in raising the necessary funds to continue as a going concern.

These factors raise substantial doubt regarding our ability to continue as a going concern.

Our  unaudited  financial  statements  for the three and six month periods ended October 31,  2012 and 2011 have  been  prepared  on a going  concern  basis,  which contemplates  the  realization of assets and the  settlement of liabilities  and commitments in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we become unable to continue as a going concern.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 3. Supplemental Cash Flow Information

	Six Months Ended October 31,
	2012	2011

Interest paid	$0	$0

Income tax paid	$0	$0

Shares of common stock issued for services

1,950,000 shares issued as compensation for directors and officers	$656,440	-
361,082 and 1,000,000 shares issued as compensation to consultants, respectively	$122,598	$260,000

Total shares of common stock issued for services	$779,038	$260,000

Liabilities settled with stock

301,222 shares issued in settlement of balance due to related parties and accrued interest	$162,660	-
1,515,266 shares issued in settlement of note payable related party and accrued interest	$833,396	-
1,109,041 shares issued in settlement of convertible note payable – related party and accrued interest	$110,904	-
25,500 shares issued in settlement of accounts payable	$105,419	-

Assets acquired for issuance of stock

17,500,000 shares of common stock issued to acquire Discovery Ghana Gold Limited	-	$4,550,000

Cancellation of 69,000,000 shares of common stock	-	$(69,000)

Note 4. Acquisition of Discovery Gold Ghana Ltd.

On September 2, 2011, DGC acquired 100% of the issued and outstanding shares DGG in exchange for a cash payment of $100,000 and issuance of 17,500,000 shares of the DGC’s common stock valued at $4.55 million.

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

Note 4. Acquisition of Discovery Gold Ghana Ltd Cont.

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

Note 5. Earn-In Agreement with North Springs Resource Corporation Cont.

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

Under the terms of the Earn-In Agreement, NSRS acquired 25% of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project for the issuance of 10 million shares of NSRS common stock, provided such stock is to have a market value of not less than $2.5 million on October 1, 2012. In the event that these 10 million shares of NSRS common stock were to be worth less than $2.5 million on October 1, 2012, we had the option to return these shares to NSRS and require NSRS to return this 25% ownership in DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project to us.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 5. Earn-In Agreement with North Springs Resource Corporation Cont.

As at October 1, 2012, the market value of the 10 million NSRS shares was $200,000 (two hundred thousand and we exercised our option  to return 10 million shares of NSRS common stock to NSRS and reacquire this 25% ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project. Consequently, effective October 1, 2012, we increased our ownership in the option to acquire the exclusive rights to explore the Edum Banso gold project from 70% to 95%.

We have a further option to repurchase 50% of the 5% ownership of DGG’s option to acquire the exclusive rights to explore the Edum Banso gold project that NRSR acquired by paying us $250,000 in cash, equivalent to 2.5% of the total ownership of the exclusive rights to explore the Edum Banso gold project, for a cash payment of $150,000

Note 6. Asset Impairment

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

Carrying value of the option to explore the Edum Banso gold project , before testing for impairment, as at April 30,2012	$4,660,000
Impairment charge as at April 30, 2012	(4,660,000)
Carrying value of the option to explore the Edum Banso gold project , after impairment, as at April 30,2012 and October 31, 2012	$0

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 6. Asset Impairment cont

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

Our option to acquire the prospecting license from Adom, subject to Ghanaian government approval expires November 11, 2013.

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

As further discussed in Note 5 - Earn-In Agreement with North Springs Resource Corporation, effective July 31,2012, following NSRS’ default under part of the Earn-In Agreement, our ownership interest of the option to acquire the exploration rights for the Edum Banso gold project in Ghana was increased from 65% to 70%.

As further discussed in Note 5 - Earn-In Agreement with North Springs Resource Corporation, as at October 1, 2012, the market value of the 10 million NSRS shares was Less than the $2.5 million required under the terms of the Earn-In Agreement, we exercised our option to return 10 million shares of NSRS common stock to NSRS and reacquire this 25% ownership of the option to acquire the exclusive rights to explore the Edum Banso gold project. Consequently, effective October 1, 2012, we increased our ownership in the option to acquire the exclusive rights to explore the Edum Banso gold project from 70% to 95%.

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

As discussed in, Note 6- Asset Impairment, effective April 30, 2012 we recognized a pre-tax, non-cash impairment charge for $4.66 million against the full carrying value of our option to explore the Edum Banso gold project.

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

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 8. Due to Related Parties

Amounts due to related parties of $8,175 and $41,264 at October 31, 2012 and April 30, 2012, respectively, include amounts accrued under compensation contracts to officers and directors, both previous and current and amounts advanced by a major shareholder.

During the three months ended October 31, 2012 we settled balances of $30,122 due to related parties by the issuance of 301,222 shares of our common stock. We negotiated the settlement of these $30,122 liabilities by issuing stock to these related parties based on a 35% discount to our share price at the date on which we incurred these liabilities. The market value of the shares issued to settle these liabilities at the date of their issuance was $162,660 and consequently we recognized a loss on the settlement of these liabilities of $132,538.

 Note 9. Notes Payable, Related Party

At April 30, 2012, we owed $76,884 on a promissory note to Mr. Steven Ross, who is the sibling of Mr. Donald Ross, our largest shareholder and one of our directors.  During the six months ended October 31, 2012, we borrowed an additional $133,500 from this creditor, bringing the principal balance to $210,344.  The obligation was not secured by any of our assets and interest accrued at 10% per annum and was due on demand.

During the three months ended October 31, 2012 we settled the principal balance of $210,344 and accrued interest of $17,516 by the issuance of 1,515,266 shares of our common stock. We negotiated the settlement of this $227,860 liability by issuing stock to the related party based on a 35% discount to our share price at the date on which we incurred this liability. The market value of the shares issued to settle this liability at the date of their issuance was $833,396 and consequently we recognized a loss on the settlement of this liability of $605,536.

Note 10. Convertible Note Payable, Related Party

At April 30, 2012, we owed $100,000 to Mr. Donald Ross who became our largest shareholder and one of our directors during the fiscal year ended April 30, 2012.  The note bore interest at 10% per annum and was due for repayment on September 14, 2012.  At April 30, 2012, unpaid interest on this note amounted to $6,822.  The note had a beneficial conversion feature that allowed the maker of the note to convert any or all of the balance into shares of our common stock at a conversion price of $0.10 per share.  We accounted for the fair value of the conversion feature as a discount on the promissory note. The fair value of this conversion feature was greater than the nominal amount of the promissory note.  We therefore recorded a discount of $100,000 and are amortized the balance to interest expense using the Straight-Line Method. The unamortized discount was $31,967 at April 30, 2012 which was amortized in full during the six months ended October 31, 2012.

Effective September 7, 2012, the term of this note was extended from September 14, 2012 to September 14, 2013.

Effective September 29, 2012 Mr. Ross exercised his right to convert the loan and accrued interest into shares of our common stock at $0.10 per share. Accordingly we issued 1,109,041 shares of our common stock in full settlement of the principal balance of $100,000 and accrued interest of $10,904.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 11. Commitments and Contingencies

Liability Arising on Option Exercise

Upon exercise of the option to acquire the exploration rights to the Edum Banso gold project we become liable to pay Adom (i) five thousand dollars ($5,000) yearly for each year that we held an interest in the option; (ii) a fee when the production of gold is commenced in or on the property covered by the option equal to (a) two hundred thousand dollars ($200,000) if two million or more ounces of provable reserves are discovered in or on the property OR (b) one hundred thousand dollars ($100,000) if less than two million ounces of provable reserves is discovered in or on the property, and (iii) a reserved royalty (the “Reserved Royalty”) of the net smelter returns from all ores, minerals, or other products mined and removed from the property and sold by us based on the amount of reserves discovered and sold by us. Additionally, we have the right to purchase the Reserved Royalty for the sum of two million dollars ($2,000,000), or one million dollars ($1,000,000) in the event that less than two million ounces of reserves are discovered on the property, exercisable at any time during the term of the option agreement.

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

Note 11. Commitments and Contingencies cont.

Ghanaian Ownership and Special Rights Cont.

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

Note 11. Commitments and Contingencies cont.

Legal

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 12. Stockholders’ Equity / (Deficit)

Preferred Stock

We are authorized to issue 10 million shares of preferred stock with $0.001 par value.

No shares of preferred stock have been issued since Inception (April 28, 2010) and consequently no shares of preferred stock were issued and outstanding during the three and six month periods ended October 31, 2012 or 2011 or as at October 31, 2012 or April 30, 2012.

Common Stock

We are authorized to issue 250 million shares of common stock with $0.001 par value.

Effective September 20, 2011, we cancelled 69 million shares of our common stock which were previously issued and outstanding and held by our former sole officer and director, Ms. Shelley Guidarelli.

At April 30, 2012, we had 48,830,000 shares of common stock issued and outstanding.

All common stock issued for non-cash purposes have been valued using the grant-date closing price.

The following shares of our common stock were issued in the three and six month periods ended October 31, 2012:

Value Date	Number of Shares Issued	Share Price at Date of Grant	Value	Issued to	Description

Three months ended July 31, 2012

May 9, 2012	65,000	$0.215	$13,975	D. Ocasio – legal counsel	Legal fees
May 19, 2012	200,000	$0.171	$34,200	S. Flechner - CEO	Compensation
May 1, 2012	100,000	$0.220	$22,000	D. Huge - CFO	Compensation
May 9, 2012	100,000	$0.215	$21,500	CMB Investments, Ltd – director’s fee	Compensation
May 25, 2012	85,000	$0.220	$18,700	D. Ocasio – legal counsel	Legal fees
March 1, 2012	100,000	$0.270	$27,000	Wheatfield Partners	Consulting
May 25, 2012	200,000	$0.220	$44,000	S. Flechner - CEO	Compensation
June 6, 2012	100,000	$0.157	$15,680	D. Huge - CFO	Compensation
June 8, 2012	100,000	$0.216	$21,560	CMB Investments, Ltd – director’s fee	Compensation
February 1, 2012	20,000	$0.250	$5,000	SE Media Partners	Consulting
April 2, 2012	100,000	$0.290	$29,000	Wheatfield Partners	Consulting
May 27, 2012	25,000	$0.225	$5,625	Randall Newton	Accounting fees

Less: committed but not issued at April 30, 2012			$(61,000)

Add: committed but not issued at July 31, 2012			$54,000

Total issued in the three months ended July 31, 2012	1,195,000		$251,240

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 12. Stockholders’ Equity / (Deficit) cont.

Common Stock cont.

Value Date	Number of Shares Issued	Share Price at Date of Grant	Value		Issued to	Description

Three months ended October 31, 2012

August 17, 2012	8,000	$0.37	$2,960		Randall Newton	Accounting fees
August 17, 2012	48,611	$0.37	$17,986		D. Ocasio – legal counsel	Legal fees
August 17, 2012	400,000	$0.37	$148,000		S. Flechner - CEO	Compensation
August 17, 2012	150,000	$0.37	$55,500		D. Huge - CFO	Compensation
September 29, 2012	285,222	$0.54	$154,020		D. Ross - Director	Settlement of balance due to related party
September 29, 2012	1,109,041	$0.55	$110,904		D. Ross - Director	Settlement of convertible note payable–related party
September 29 ,2012	1,515,266	$0.54	$833,396		S. Ross	Settlement of note payable–related party
October 9, 2012	79,487	$0.54	$42,923		CMB Investments, Ltd	Settlement of accounts payable
October 9, 2012	115,733	$0.54	$62,496		LiveCall Investor Relations	Settlement of accounts payable
October 9, 2012	16,000	$0.54	$8,640		S. Guidarelli–former director	Settlement of balance due to related party
October 25, 2012	440,000	$0.35	$144,740	*	Accredited investor	Sale of stock for cash

Less: committed but not issued July 31, 2012			$(54,000)

Add: committed but not issued at October 31, 2012			$357,440

Total issued in the three months ended October 31, 2012	4,167,360		$1,939,005

Total issued in the six months ended October 31, 2012	5,362,360		$2,190,245

‘* proceeds net of commission and other costs

In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

At October 31, 2012, we had 54,192,360 shares of common stock issued and outstanding.

During the three months ending October 31, 2012, we entered into a non-exclusive Non-Brokered Private Placement Agreement (the "Agreement") for an offering of up to 1 million units of our shares and warrants at $0.35 per unit (the "Offering"). Each unit will consist of one restricted share of our common stock and one warrant with an 18 month term to purchase one half of a share of our common stock at $0.60 per share. This Offering was being made exclusively to accredited investors. We agreed to pay a finder's fee consisting of 6% payable in cash plus 6% payable in warrants to eligible agents/brokers.

Effective October 25, 2012, we completed the first tranche of the Offering and issued 440,000 units at $0.35 each for gross proceeds of $154,000. Each unit comprised one restricted share of our common stock and one warrant with an 18 month term to purchase one half of a share of our commons stock at $0.60 per share. We paid a finder's fee consisting of 6% payable in cash plus 6% payable in warrants to Haywood Securities, Inc. and consequently received net proceeds of $144,740 net of all expenses.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 12. Stockholders’ Equity / (Deficit) cont.

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

Warrants

During the three months ended October 31, 2012, as part of the 440,000 units we sold in a Private Placement, as described above, we issued 220,000 warrants with an 18 month term to purchase one half of a share of our commons stock at $0.60 per share. We issued a further 13,200 warrants with an 18 month term to purchase one half of a share of our common stock at $0.60 per share to Haywood Securities, Inc. as part of their finder’s fee for the transaction.

The following table summarizes information about warrants outstanding at October 31, 2012

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months

$0.60	233,200	18

Note 13. Subsequent Events

Effective November 5, 2012, our shares of common stock were granted eligibility status by the Depository Trust Company (“DTC”). Trading in securities that are "DTC-eligible" can be electronically cleared and settled through the facilities of DTC. This fully electronic and cost-effective method of clearing securities transactions accelerates the trade settlement process for all investors and the broker/dealers that process trades in DTC-eligible securities.

On  November 7, 2012 we issued an aggregate of 729,471 shares as follows:

Number of shares issued	Issued to	Description

300,000	S. Flechner - CEO	Compensation
300,000	D. Cutler - CFO	Compensation
123,854	D. Ocasio – Legal counsel	Legal fees
5,617	Randall Newton	Accounting fees

729,471

We have evaluated subsequent events through December 21, 2012. Other than those set out above, there have been no subsequent events after October 31, 2012 for which disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations  contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Discovery Gold Corporation (formerly Norman Cay Development, Inc.) (“DGC”) is an emerging U.S. based mineral exploration company.

DGC, through its 100% owned Ghanaian subsidiary company, Discovery Gold Ghana Limited, (“DGG”) (collectively “the Company”, “Discovery”, “we” or “us”) owns, subject to final Ghanaian government approval, a 95% beneficial interest in an option to acquire the exclusive rights to explore the Edum Banso Gold Project within the historic and prolific Ashanti Gold Belt located in the country of Ghana in West Africa.

The Edum Banso Gold Project, which covers an area of approximately 8 square miles (20.6 square kilometers) and lies approximately 168 miles (270 kilometers) due west of the city of Accra, the capital of Ghana, is located in close proximity to substantial gold producing mines and recent discoveries of gold deposits.

During the six months ended October 31, 2012, as our ownership interest of the option to acquire the exclusive rights to explore the Edum Banso Gold Project has increased from 65% to 95% due to various defaults of North Springs Resources Corporation (“NSRS’) under the term of the Earn-In Agreement with NSRS dated January 25, 2012 (“Earn-in Agreement”), we have focused on developing our proposed exploration program for the Edum Banso Gold Project and on strengthening our balance sheet so that we are in a position to finance the exploration work required.

Increase in our ownership interest of the option to acquire exclusive rights to explore the Edum Banso Gold Project

Increase from 65% to 70%

NSRS failed to make its second scheduled cash payment of $500,000 on or before July 31, 2012 and consequently defaulted under that part of the Earn-In Agreement under which it was entitled to acquire 10% of DGG’s option to acquire the exclusive rights to explore the Edum Banso Gold Project (“Option”) for cash payments totaling $1.25 million.

Following NSRS’s default under the Earn-In Agreement by failing to pay us $500,000 on or before July 31, 2012, NSRS retains a 5% interest in DGG’s Option for the $250,000 cash it has paid to date. However, the remaining 5% of DGG’s Option that NRSR was entitled to acquire if it had paid the remaining balance of $1 million on a timely basis, automatically reverted back to DGG. Moreover, NSRS is deemed to have forfeited its right to make the remaining $1 million cash payments required to acquire this additional 5% interest in DGG’s Option. This increased our ownership of the Option from 65% to 70%.
Increase from 70% to 95%

Under the terms of the Earn-In Agreement, NSRS acquired 25% of DGG’s Option for the issuance of 10 million shares of NSRS common stock, provided such stock is to have a market value of no less than $2.5 million on October 1, 2012. In the event that these 10 million shares of NSRS common stock were to be worth less than $2.5 million on October 1, 2012, we had the option to return these shares to NSRS and require NSRS to return this 25% ownership in DGG’s Option to us.

As of October 1, 2012, the market value of the 10 million NSRS shares was $200,000 and we elected to return 10 million shares of NSRS common stock to NSRS and reacquire the 25% ownership of the Option. Consequently, effective October 1, 2012, we increased our ownership in the Option from 70% to 95%.

Development of our proposed exploration program for Edum Banso Gold Project

During the six months ended October 31, 2012, we announced that, based upon the latest management analysis and discussion of the available historic exploration data from the Edum Banso Gold Project, we had determined to focus the next phase of exploration programs on two gold targets selected out of the six targets previously identified at the site.

We subsequently announced that we have completed planning of our pre-drilling exploration program for the Edum Banso Gold Project in Ghana and that we intend to focus the next round of exploration on two select high-priority anomalous gold targets. These high-priority exploration targets were chosen due to the previous encouraging results and proximity to the location and geological features thought to be associated with the source of gold currently being open pit mined by Golden Star Resources close to 1km from the property border directly to the southeast.

Strengthening our balance sheet

Following negotiations with several of our creditors, during the six months ended October 31, 2012 we have been able to settle liabilities totaling $394,386 through the issuance of 3,120,749 shares of our common stock.

We further raised net proceeds $144,740 through the sale of 440,000 units of our shares and warrants at $0.35 per unit. Each unit comprised one restricted share of our common stock and one warrant with an 18 month term to purchase one half of a share of our common stock at $0.60 per share.

Our balance sheet is now stronger than at any time since our Inception (April 28, 2010) and we are sternly positioned to raise the additional funding necessary to implement our proposed program for exploration of the Edum Banso Gold Project.

Plan of Operations

We have refocused our plan of operations and determined to advance exploration at Edum Banso by promptly (subject to anticipated financing) testing two of the known mineral occurrences and geological structures of the project which have historically demonstrated the potential to host significant gold deposits. Specifically, the anticipated work programs can be summarized as follows in the table with more details in the text below:

Phase	Exploration Activities	Anticipated Timeframe	Cost

Phase I	Pre-Drilling Exploration Program Historic data compilation; relocate, confirm and add to historic soil and trench sampling; construct additional trenches with detailed channel sampling; perform detailed surveying and geologic mapping; obtain laboratory assays and geologic analysis for incorporation into updated technical report identifying drill targets.	Expected to begin during the first calendar quarter of 2013 (dependent on receiving funding).	$300,000

Phase II	Diamond Core Drilling Exploration Program Dependent upon analysis of favorable results in Phase I, determination would then be made for a diamond core exploration drilling program of approximately 10,000 feet in approximately 30 drill holes at depths ranging from 250 to over 400 feet, yielding 1,200 core log samples to be assayed and compiled into an indicated gold resource report. Possible use of some reverse circulation drilling in lieu of some diamond drilling would increase rge number of feet drilled	Expected to begin in the second calendar quarter of 2013 (dependent on receiving funding).	$900,000

TOTAL (including $300,000 of admin, fees and IR			$1,500,000

Phase I:  Pre-Drilling Exploration Program will be conducted at two selected anomalous gold target areas in order to identify possible sources of gold anomalies and occurrences for an anticipated drilling program.  One of these two priority target areas is located within two miles from the so-called Father Brown and Adoikrom gold deposits currently being open pit mined by Golden Star Resources. Qualified consultants will be retained to conduct historic data compilation, and then relocation and/or reestablishment of soil sampling grids, followed by soil and rock sampling at these two selected Edum Banso gold targets. Historic trenches and exploration pits will also be located, re-established, and extended as appropriate at each target area for sampling.  New trenching and/or pitting will be undertaken along areas of new and historic gold values found in soil and auger samples at each target area. Sampling in trenches is expected to be conducted as continuous channel sampling laterally along the trench walls, with periodic vertical channel samples collected to test for vertical variability within the saporlite. Surveying and mapping of sampling of soils, rocks, veins, trenches and pits will be conducted for geologic analysis. Samples will be shipped to qualified labs for assaying, and results will be compiled in a report prepared consistent with 43-101 reporting standards. Program is expected to take 60 days to mobilize and complete, followed by another 40 days for laboratory testing, analysis and reporting. Total costs for the program are currently estimated at about $300,000 and is expected to be conducted during the first calendar quarter of 2013, subject to availability of funds.

Phase II: Diamond Core Drilling Exploration Program of approximately 10,000 feet in approximately 30 drill holes at depths ranging from 250 to over 400 feet at a cost of approximately $900,000 (yielding approximately 1,200 core drill samples to be assayed and compiled in a report) would then be considered, subject to availability of funds and the results of the above Pre-Drilling Exploration Program.

If we do not raise sufficient money to complete the above Pre-Drilling Exploration Program, or if the Pre-Drilling Exploration Program is not successful, we may discontinue exploration of Edum Banso, and any funds spent may be lost.

Liquidity and Capital Resources

At October 31, 2012, we had a cash balance of $113,360 which is insufficient to meet our ongoing operating needs or to allow us to achieve our objective to explore the Edum Banso Gold Project. We had no operating business or other source of income, and have incurred losses of $8,015,684 since inception (April 28, 2010).

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

There is no guarantee we will be successful in raising the necessary funds to continue as a going concern.

These factors raise substantial doubt regarding our ability to continue as a going concern.

Our  unaudited  financial  statements  for the three and six month periods ended October 31,  2012 and 2011 have  been  prepared  on a going  concern  basis,  which contemplates  the  realization of assets and the  settlement of liabilities  and commitments in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we become unable to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2011

Revenue

During the three months ended October 31, 2012 and 2011, we did not recognize any operating revenue and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended October 31, 2012, we incurred general and administrative expenses of $608,397 compared with $290,641 for the same period in 2011, an increase of $317,756.  The increase is principally due to an increase in non-cash compensation for directors, officers and consultants, as well as overall increased level of activity due to our acquisition of DGG effective September 2, 2011.

Loss on Settlement of Liabilities

During the three months ended October 31, 2012, we incurred a non cash loss of $817,993 on the settlement of $283,482 of our outstanding liabilities.

We negotiated the settlement of these $283,482 liabilities by issuing stock to these creditors based on a 35% discount to our share price at the date on which we incurred these liabilities.

The non cash loss recognized in our financial statements represents the difference between the discounted, historic price of our shares at the date on which these liabilities were incurred and the market price of these shares at the date of their issuance.

We incurred no loss on settlement of liabilities in the three months ended October 31, 2011.

Interest Expense

Interest expense increased from $4,328 for the three months ended October 31, 2011 to $11,770 in the three months ended October 31, 2012, an increase of $7,442.  The increase is due to increases in principal balances that we owe  related parties, as well as the inclusion in interest expense for the three months ended October 31, 2012 of the amortization of a debt discount which did not exist during the three months ended October 31, 2011.

Loss Before Income Taxes

In the three months ended October 31, 2012, we incurred a loss before income taxes of $1,438,160, compared to $294,969 for the three months ended October 31, 2011, an increase of $1,143,191 due to the factors discussed above.

Provision For Income Taxes

No provision for income taxes was required in the three month periods ended October 31, 2012 or 2011 as we generated losses in both periods.

Loss After Income Taxes And Comprehensive Loss

In the three months ended October 31, 2012, we incurred a loss after income taxes of $1,438,160, compared to $294,969 for the three months ended October 31, 2011, an increase of $1,143,191 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended October 31, 2012 and 2011.

SIX MONTHS ENDED OCTOBER 31, 2012 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2011

Revenue

During the six months ended October 31, 2012 and 2011, we did not recognize any operating revenue and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the six months ended October 31, 2012, we incurred general and administrative expenses of $975,230 compared with $324,702 for the same period in 2011, an increase of $650,528.  The increase is principally due to an increase in non-cash compensation for directors, officers and consultants, as well as overall increased level of activity due to our acquisition of DGG effective September 2, 2011.

Loss on Settlement of Liabilities

During the six months ended October 31, 2012, we incurred a non cash loss of $817,993 on the settlement of $283,482 of our outstanding liabilities.

We negotiated the settlement of these $283,482 liabilities by issuing stock to these creditors based on a 35% discount to our share price at the date on which we incurred these liabilities.

The non cash loss recognized in our financial statements represents the difference between the discounted, historic price of our shares at the date on which these liabilities were incurred and the market price of these shares at the date of their issuance.

We incurred non loss on settlement of liabilities in the six months ended October 31, 2011.

Interest Expense

Interest expense increased from $5,977 for the six months ended October 31, 2011 to $42,515 for the six months ended October 31, 2012, an increase of $36,538.  The increase is due to increases in principal balances that we owe related parties, as well as the inclusion in interest expense for the six months ended October 31, 2012 of the amortization of a debt discount which did not exist during the six months ended October 31, 2011.

Loss Before Income Taxes

In the six months ended October 31, 2012, we incurred a loss before income taxes of $1,835,738, compared to $330,679 for the six months ended October 31, 2011, an increase of $ 1,505,059 due to the factors discussed above.

Provision For Income Taxes

No provision for income taxes was required in the six month periods ended October 31, 2012 or 2011 as we generated losses in both periods.

Loss After Income Taxes And Comprehensive Loss

In the six months ended October 31, 2012, we incurred a loss after income taxes of $1,835,738, compared to $330,679 for the six months ended October 31, 2011, an increase of $1,505,059 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the six months ending October 31, 2012 and 2011.

CASH FLOW INFROMATION FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2011

Liquidity	OCTOBER 31, 2012 (Unaudited)	APRIL 30, 2012 (Audited)
Current assets	$121,095	$5,865
Current liabilities	(95,121)	(280,311)
Working capital surplus / (deficit)	$25,975	$(274,446)

	Six months ended October 31 (Unaudited),
Cash Flows	2012	2011
Cash flows provided by / (used in):
Operating activities	$(170,745)	$(59,232)
Investing activities	-	(125,000)
Financing activities	278,240	125,000
Net increase or (decrease) in cash during the period	$107,495	$(59,232)

Cash flow used in operating activities

During the six months ended October 31, 2012, we used $170,745 in operating activities compared to $59,232 in the six months ended October 31, 2011, an increase of $111,513.

During the six months ended July 31, 2012, we incurred losses of $1,835,738 which we largely offset by adjustment for non cash expenses of $1,628,998 and by a favorable movement of $35,995 in operating assets and liabilities.

By comparison, we incurred losses of $330,679 in the six months ended October 31, 2011 which we largely offset by adjustment for non cash expenses of $260,000 and by a favorable movement of $11,447 in operating assets and liabilities.

Cash flow used in investing activities

During the six months ended October 31, 2012, we used $0 in investing activities compared to $125,000 used in investing activities in the six months ended October 31, 2011, a decrease of $125,000.

By comparison, during the six months ended October 31, 2011, we made an initial payment of $125,000 to acquire the option to acquire the exclusive rights to explore the Edum Banso gold project.

Cash flow generated by financing activities

During the six months ended October 31, 2012, we generated $278,240 in financing activities compared to $125,000 from financing activities in the six months ended October 31, 2011, an increase of $153,240.

During the six months ended October31, 2012, we generated net proceeds of $144,740 from the sale of shares of our common stock and $133,500 from advances under a related party loan.

By comparison, during the six months ended October 31, 2011, we received $100,000 from advances under a convertible related party loan and $25,000 from advances from related parties.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation with the participation of our management, including Stephen E. Flechner, our Chief Executive Officer, and David Cutler, our Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal quarter ended October 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting identified below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Stephen E. Flechner, our chief executive officer, and David Cutler, our chief financial officer. Based on its assessment, our management believes that, as of July 31, 2012, our internal control over financial reporting was not effective based on those criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls and implement appropriate information technology controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below.

i.
We do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statement. As of October 31, 2012 the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

ii.
We did not maintain appropriate cash controls – As of October 31, 2012, we have not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts.

iii.
We did not implement appropriate information technology controls – As at October 31, 2012, we retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances during the Three and Six Months Ended October 31, 2012

A list of unregistered shares issued during the three and six months ended October 31, 2012 is provided in Note 12 - Stockholders’ Equity / (Deficit) of the consolidated financial statements included in this report on Form 10-Q.

Issuances Subsequent to October 31, 2012

A list of unregistered shares issued between October 31, 2012 and the date of this report is provided in Note 13 - Subsequent Events of the consolidated financial statements included in this report on Form 10-Q.

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

During the three and six month periods ended October 31, 2012 and 2011, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three and six month periods ended October 31, 2012 and 2011.

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

DISCOVERY GOLD CORPORATION

Dated: December 21, 2012	/s/ Stephen E. Flechner
By: Stephen E. Flechner
Its: Chief Executive Officer

Dated: December 21, 2012	/s/ David Cutler
By: David Cutler
Its: Chief Financial Officer