Form 10-Q
period 2013-01-31
Discovery Gold Corp
filed 2013-03-11
CIK 1492448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

As of March 8, 2013, there were 55,527,641 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2013 (Unaudited)	APRIL 30, 2012 (Audited)
ASSETS
Current Assets
Cash and equivalents	$18,336	$5,865
Prepayments	5,313	-
Total current assets	23,649	5,865
Other Assets
Option to acquire exploration rights, net of impairment	-	-

TOTAL ASSETS	$23,649	$5,865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$79,250	$75,250
Due to related parties	3,925	41,264
Notes payable, related parties	-	88,942
Convertible note payable, related party, net of discounts of $0 and $31,967	-	74,855
Total current liabilities	83,175	280,311

TOTAL LIABILITIES	83,175	280,311

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 10,000,000 authorized, none issued or outstanding at January 31, 2013 and April 30, 2012 respectively	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 55,527,641 and 48,830,000 shares issued and outstanding at January 31, 2013 and April 30, 2012, respectively	55,527	48,830
Additional paid in capital	7,960,649	5,795,670
Common stock committed	-	61,000
Accumulated deficit during both development and exploration stages	(8,075,702)	(6,179,946)
TOTAL STOCKHOLDERS' DEFICIT	(59,526)	(274,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,649	$5,865

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception (April 28, 2010) to January 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	149,457	325,526	1,035,248	650,228	2,465,780
Asset impairment	-	4,650,000	-	4,650,000	4,660,000
Total operating expenses	149,457	4,975,526	1,035,248	5,300,228	7,125,780

NET LOSS FROM OPERATIONS	(149,457)	(4,975,526)	(1,035,248)	(5,300,228)	(7,125,780)

OTHER EXPENSE
Loss on settlement of liabilities	-	-	(817,993)	-	(817,993)
Interest expense	-	(3,350)	(42,515)	(9,327)	(131,929)
Total other expense	-	(3,350)	(860,508)	(9,327)	(949,922)

LOSS BEFORE INCOME TAXES	(149,457)	(4,978,876)	(1,895,756)	(5,309,555)	(8,075,702)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(149,457)	$(4,978,876)	$(1,895,756)	$(5,309,555)	$(8,075,702)

Net loss per share - basic and diluted	$(0.00)*	$(0.11)	$(0.04)	$(0.07)

Weighted average number of shares outstanding – basic and diluted	55,020,604	47,105,435	52,091,225	73,542,391
*Denotes less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid	Common Stock	Accumulated Exploration Stage	Total Stockholders’ Equity/
	Shares	Par Value	In Capital	Payable	Deficit	(Deficit)
Balance at Inception (April 28, 2010)	-	$-	$-	$-	$-	$-
Issuance of founders' shares	75,000,000	75,000	(75,000)	-	-	-
Net loss for the period	-	-	-	-	(5,705)	(5,705)

Balance at April 30, 2010	75,000,000	75,000	(75,000)	-	(5,705)	(5,705)
Common shares issued for cash	22,500,000	22,500	52,500	-	-	75,000
Net loss for the period	-	-	-	-	(100,614)	(100,614)

Balance at April 30, 2011	97,500,000	97,500	(22,500)	-	(106,319)	(31,319)
Shares for services	2,830,000	2,830	756,670	61,000		820,500
Shares issued to acquire Discovery Gold Ghana	17,500,000	17,500	4,532,500	-	-	4,550,000
Shares returned to the treasury	(69,000,000)	(69,000)	69,000	-	-	-
Discount on beneficial conversion feature of promissory note	-	-	100,000	-	-	100,000
Contributed Capital for DGG Investment	-	-	360,000	-	-	360,000
Net loss for the period	-	-	-	-	(6,073,627)	(6,073,627)

Balance at April 30, 2012	48,830,000	48,830	5,795,670	61,000	(6,179,946)	(274,446)
Issuance of common stock payable	-	-	-	(61,000)	-	(61,000)
Shares issued as compensation	2,400,000	2,400	614,765	-	-	617,165
Shares issued to consultants	711,892	712	194,180	-	-	194,892
Settlement of balance due on related party payable	301,222	301	162,359	-	-	162,660
Settlement of convertible note payable - related party	1,109,041	1,109	109,795	-	-	110,904
Settlement of note payable - related party	1,515,266	1,515	831,881	-	-	833,396
Settlement of accounts payable	220,220	220	107,699	-	-	107,919
Common shares issued for cash	440,000	440	144,300	-	-	144,740
Net loss for the period	-	-	-	-	(1,895,756)	(1,895,756)

Balance at January 31, 2013	55,527,641	$55,527	$7,960,649	$0	$(8,075,702)	$(59,526)

The accompanying notes are an integral part of these financial statements.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,		From Inception (April 28, 2010) to January 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,895,756)	$(5,309,555)	$(8,075,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on related party note payable	31,967	-	100,000
Stock-based compensation	751,058	503,000	1,546,173
Loss on settlement of liabilities	817,993	-	817,993
Asset impairment	-	4,650,000	4,660,000
Other non cash impairment	-	-	250,000
Change in operating assets and liabilities:
(Increase) / decrease in prepayments	(5,313)	-	(5,313)
Increase / (decrease) in accounts payable and accrued liabilities	29,500	57,202	138,210
Increase / (decrease) in related party payables	4,782	11,500	18,187
Net cash used in operations	(265,769)	(87,853)	(550,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of option to acquire exploration rights	-	(250,000)	(250,000)
Proceeds from partial sale of option to acquire exploration rights	-	150,000	250,000
Net cash provided by / (used in) investing activities	-	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of shares of common stock	144,740	-	219,740
Advances under related party notes payable	-	101,030	190,548
Advances under related party loan	133,500	25,000	158,500

Net cash provided by financing activities	278,240	126,030	568,788

Net change in cash and equivalents	12,471	(61,823)	18,336

Cash and cash equivalents, beginning of period	$5,865	$71,160	$-
Cash and cash equivalents, end of period	$18,336	$9,337	$18,336

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
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Discovery Gold Corporation (formerly Norman Cay Development, Inc.) (“DGC”) is an emerging U.S. based mineral exploration company.

DGC, through its 100% owned Ghanaian subsidiary company, Discovery Gold Ghana Limited, (“DGG”) (collectively “the Company”, “Discovery”, “we” or “us”) owns a 95% beneficial interest in an option to acquire the exclusive rights to explore the Edum Banso gold project within the historic and prolific Ashanti Gold Belt located in the country of Ghana in West Africa.

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

Effective December 31, 2012, we received final governmental approval for the contractual assignment of the option to explore the Edum Banso gold project in Ghana from Xtra-Gold Resources to DGG.

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

Effective December 31, 2012, we received final governmental approval for the contractual assignment of the option to explore the Edum Banso gold project in Ghana from Xtra-Gold Resources to DGG.

Change of Name

We changed our name from Norman Cay Development, Inc. to Discovery Gold Corporation, effective July 12, 2012.

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

Interim Financial Statements

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ended April 30, 2013. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2012 included in our Form 10-K filed with the SEC

Use of Estimates

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

We have not owned any property and equipment since Inception (April 28, 2010) and consequently had no balance of property and equipment as at January 31, 2013 or April 30, 2012.

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

Effective December 31, 2012, we received final governmental approval for the contractual assignment of the option to explore the Edum Banso gold project in Ghana from Xtra-Gold Resources to DGG.

As described in Note 4 - Acquisition of Discovery Gold Ghana Ltd. below, we determined the fair value of option to acquire the exclusive rights to explore the Edum Banso gold project at the date of its acquisition on September 2, 2011 to be $4.91 million.

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

Nevertheless, as described in Note 6 - Impairment of Option to Acquire Exploration Rights below, during the twelve months ended April 30, 2012 we had recognized an impairment charge of $4.66 million in respect of the entire carrying value of our option to acquire exploration rights. An impairment  charge of $4.65 million was recognized in the three months ended January 31, 2012, and $10,000 subsequently.

Accordingly, as at January 31, 2013 and April 30, 2012, the carrying value of our option to acquire exploration rights, net of impairment was $0.

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

We have not incurred any mining development costs since Inception (April 28, 2010) and consequently had no balance of mine development costs as at January 31, 2013 or April 30, 2012.

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

We had no balance of deferred costs as at January 31, 2013 or April 30, 2012.

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

As described in Note 6 - Impairment of Option to Acquire Exploration Rights below, during the twelve months ended April 30, 2012 we recognized an impairment charge of $4.66 million in respect of the entire carrying value of our option to acquire exploration rights.

No impairment charge was recorded during the three or nine month period ended January 31, 2013 (2012 - $4,650,000).

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

We had not recognized any asset retirement obligations at January 31, 2013 or April 30, 2012.

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

Our comprehensive loss was identical to our net loss for the three and nine month periods ended January 31, 2013 and 2012.

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

Basic and diluted EPS were identical during the three and nine month periods ended January 31, 2013 and 2012 as we had net losses in both periods.

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

Note 2. Going Concern

At January 31, 2013, we had a cash balance of $18,336 which is insufficient to meet our ongoing operating needs or to allow us to achieve our objective to explore the Edum Banso Gold Project. We had no operating business or other source of income, and have incurred losses of $8,075,702 since Inception (April 28, 2010).

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

The factors described above raise substantial doubt regarding our ability to continue as a going concern.

Our  unaudited  financial  statements  for the three and nine month periods ended January 31,  2013 and 2012 have  been  prepared  on a going  concern  basis,  which contemplates  the  realization of assets and the  settlement of liabilities  and commitments in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we become unable to continue as a going concern.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 3. Supplemental Cash Flow Information

	Nine Months Ended January 31,
	2013	2012

Interest paid	$0	$0

Income tax paid	$0	$0

Liabilities settled with stock

220,000 shares issued in settlement of shares payable	$61,000
301,222 shares issued in settlement of balance due to related parties and accrued interest	$162,660	-
1,515,266 shares issued in settlement of note payable related party and accrued interest	$833,396	-
1,109,041 shares issued in settlement of convertible note payable – related party and accrued interest	$110,904	-
220,220 shares issued in settlement of accounts payable	$107,919	-

Assets acquired for issuance of stock

17,500,000 shares of common stock issued to acquire Discovery Ghana Gold Limited	-	$4,550,000

Cancellation of 69,000,000 shares of common stock	-	$(69,000)

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

Effective December 31, 2012, we received final governmental approval for the contractual assignment of the option to explore the Edum Banso gold project in Ghana from Xtra-Gold Resources to DGG.

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

Note 6. Asset Impairment

Before testing for impairment, the carrying value of our option to explore the Edum Banso gold project was $4.66 million as follows:

Fair value attributed to the option to explore the Edum Banso gold project on the acquisition of DGG at September 2, 2011	$4,910,000
Less receipt of cash from the sale of 5% ownership of the option to explore Edum Banso gold project exploration interest to NSRS	(250,000)
Carrying value of the option to explore the Edum Banso gold project , before testing for impairment	$4,660,000

During the twelve months ended April 2012, we assessed the carry value of our option to explore Edum Banso gold project for possible impairment.

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

Nevertheless, due to uncertainties about our ability to timely raise sufficient funding in the market place to finance the effective exploration of Edum Banso, the likelihood of timely locating substantial sources of the gold anomalies and near surface gold occurrences that might be developed into minable reserves (if any), and our ability to finance and permit the profitable mining of such gold on a timely basis, we recognized a pre-tax, non-cash impairment charge for $4.66 million against the full carrying value of our highly prospective option to explore the Edum Banso gold project.

Carrying value of the option to explore the Edum Banso gold project , before testing for impairment	$4,660,000
Impairment charge	(4,660,000)
Carrying value of the option to explore the Edum Banso gold project , after impairment,	$0

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 6. Asset Impairment cont

We recognized an impairment charge of $4.65 million in the three months ended January 31, 2012 and $10,000 subsequently.

Despite this technical accounting decision to record this impairment charge against the full carrying value of our option to explore the Edum Banso gold project, our management continues to believe that its Edum Banso option represents a highly prospective gold exploration opportunity.

Note 7. Option to Acquire Exploration Rights

Description

This item relates to our ownership interest in the option agreement to acquire the exploration rights for the Edum Banso gold project in Ghana, subject to Ghanaian government approval, which we acquired through our acquisition of DGG effective September 2, 2011.

Effective December 31, 2012, we received final governmental approval for the contractual assignment of the option to explore the Edum Banso gold project in Ghana from Xtra-Gold Resources to DGG.

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

Our option to acquire the prospecting license from Adom expires November 11, 2013.

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
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 7. Option to Acquire Exploration Rights Cont.

Percentage ownership

From the effective date of our acquisition of DGG on September 2, 2011 and until we entered into the Earn-In Agreement in January 2012, we owned 100% of the option to acquire the exploration rights for the Edum Banso gold project in Ghana, subject to government approval.

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

As discussed in, Note 6- Asset Impairment, during the twelve months ended April 30, 2012 we recognized a pre-tax, non-cash impairment charge for $4.66 million against the full carrying value of our option to explore the Edum Banso gold project.

Despite this technical accounting decision to record this impairment charge against the full carrying value of our option to explore the Edum Banso gold project, our management continues to believe that its Edum Banso option represents a highly prospective gold exploration opportunity.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 8. Due to Related Parties

Amounts due to related parties of $3,925 and $41,264 at January 31, 2013 and April 30, 2012, respectively, include amounts accrued under compensation contracts to officers and directors, both previous and current and amounts advanced by a major shareholder.

During the nine months ended January 31, 2013 we settled balances of $30,122 due to related parties by the issuance of 301,222 shares of our common stock. We negotiated the settlement of these $30,122 liabilities by issuing stock to these related parties based on a 35% discount to our share price at the date on which we incurred these liabilities. The market value of the shares issued to settle these liabilities at the date of their issuance was $162,660 and consequently we recognized a loss on the settlement of these liabilities of $132,538.

 Note 9. Notes Payable, Related Party

At April 30, 2012, we owed $76,884 on a promissory note to Mr. Steven Ross, who is the sibling of Mr. Donald Ross, our largest shareholder and one of our directors.  During the nine months ended January 31, 2013, we borrowed an additional $133,500 from this creditor, bringing the principal balance to $210,344.  The obligation was not secured by any of our assets and interest accrued at 10% per annum and was due on demand.

During the nine months ended January 31, 2013, we settled the principal balance of $210,344 and accrued interest of $17,516 by the issuance of 1,515,266 shares of our common stock. We negotiated the settlement of this $227,860 liability by issuing stock to the related party based on a 35% discount to our share price at the date on which we incurred this liability. The market value of the shares issued to settle this liability at the date of their issuance was $833,396 and consequently we recognized a loss on the settlement of this liability of $605,536.

Note 10. Convertible Note Payable, Related Party

At April 30, 2012, we owed $100,000 to Mr. Donald Ross who became our largest shareholder and one of our directors during the fiscal year ended April 30, 2012.  The note bore interest at 10% per annum and was due for repayment on September 14, 2012.  At April 30, 2012, unpaid interest on this note amounted to $6,822.  The note had a beneficial conversion feature that allowed the maker of the note to convert any or all of the balance into shares of our common stock at a conversion price of $0.10 per share.  We accounted for the fair value of the conversion feature as a discount on the promissory note. The fair value of this conversion feature was greater than the nominal amount of the promissory note.  We therefore recorded a discount of $100,000 and are amortized the balance to interest expense using the Straight-Line Method. The unamortized discount was $31,967 at April 30, 2012 which was amortized in full during the nine months ended January 31, 2013.

Effective September 7, 2012, the term of this note was extended from September 14, 2012 to September 14, 2013.

Effective September 29, 2012, Mr. Ross exercised his right to convert the loan and accrued interest into shares of our common stock at $0.10 per share. Accordingly we issued 1,109,041 shares of our common stock in full settlement of the principal balance of $100,000 and accrued interest of $10,904.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 11. Commitments and Contingencies

Liability Arising on Option Exercise

Upon exercise of the option to acquire the exploration rights to the Edum Banso gold project we become liable to pay Adom (i) seven thousand five hundred dollars ($7,500) yearly for each year that we held an interest in the option; (ii) a fee when the production of gold is commenced in or on the property covered by the option equal to (a) two hundred thousand dollars ($200,000) if two million or more ounces of provable reserves are discovered in or on the property OR (b) one hundred thousand dollars ($100,000) if less than two million ounces of provable reserves is discovered in or on the property, and (iii) a reserved royalty (the “Reserved Royalty”) of the net smelter returns from all ores, minerals, or other products mined and removed from the property and sold by us based on the amount of reserves discovered and sold by us. Additionally, we have the right to purchase the Reserved Royalty for the sum of two million dollars ($2,000,000), or one million dollars ($1,000,000) in the event that less than two million ounces of reserves are discovered on the property, exercisable at any time during the term of the option agreement.

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

No shares of preferred stock have been issued since Inception (April 28, 2010) and consequently no shares of preferred stock were issued and outstanding during the three and nine month periods ended January 31, 2013 or 2012 or as at January 31, 2013 or April 30, 2012.

Common Stock

We are authorized to issue 250 million shares of common stock with $0.001 par value.

Effective September 20, 2011, we cancelled 69 million shares of our common stock which were previously issued and outstanding and held by our former sole officer and director, Ms. Shelley Guidarelli.

At April 30, 2012, we had 48,830,000 shares of common stock issued and outstanding.

All common stock issued for non-cash purposes have been valued using the grant-date closing price.

The following shares of our common stock were issued in the nine month period ended January 31, 2013:

Value Date	Number of Shares Issued	Value	Issued to	Description

Three months ended July 31, 2012

May 9, 2012	65,000	$13,975	D. Ocasio – legal counsel	Legal fees
May 19, 2012	200,000	$34,200	S. Flechner - CEO	Compensation
May 1, 2012	100,000	$22,000	D. Huge - CFO	Compensation
May 9, 2012	100,000	$21,500	CMB Investments, Ltd – director’s fee	Compensation
May 25, 2012	85,000	$18,700	D. Ocasio – legal counsel	Legal fees
March 1, 2012	100,000	$29,000	Wheatfield Partners	Consulting
May 25, 2012	200,000	$44,000	S. Flechner - CEO	Compensation
June 6, 2012	100,000	$15,680	D. Huge - CFO	Compensation
June 8, 2012	100,000	$21,560	CMB Investments, Ltd – director’s fee	Compensation
February 1, 2012	20,000	$5,000	SE Media Partners	Consulting
April 2, 2012	100,000	$27,000	Wheatfield Partners	Consulting
May 27, 2012	25,000	$3,750	Randall Newton	Accounting fees

Less: committed but not issued at April 30, 2012		$(61,000)

Add: committed but not issued at July 31, 2012		$54,000

Total issued in the three months ended July 31, 2012	1,195,000	$249,365

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 12. Stockholders’ Deficit cont.

Common Stock cont.

Value Date	Number of Shares Issued	Value	Issued to	Description

Three months ended October 31, 2012

August 17, 2012	8,000	$2,960	Randall Newton	Accounting fees
August 17, 2012	48,611	$17,986	D. Ocasio – legal counsel	Legal fees
August 17, 2012	400,000	$138,250	S. Flechner - CEO	Compensation
August 17, 2012	150,000	$29,000	D. Huge - CFO	Compensation
September 29, 2012	285,222	$154,020	D. Ross - Director	Settlement of balance due to related party
September 29, 2012	1,109,041	$110,904	D. Ross - Director	Settlement of convertible note payable–related party
September 29 ,2012	1,515,266	$833,396	S. Ross	Settlement of note payable–related party
October 9, 2012	79,487	$42,923	CMB Investments, Ltd	Settlement of accounts payable
October 9, 2012	115,733	$62,496	LiveCall Investor Relations	Settlement of accounts payable
October 9, 2012	16,000	$8,640	S. Guidarelli–former director	Settlement of balance due to related party
October 25, 2012	440,000	$144,740 *	Accredited investor	Sale of stock for cash

Less: committed but not issued July 31, 2012		$(54,000)

Add: committed but not issued at October 31, 2012		$306,040

Total issued in the three months ended October 31, 2012	4,167,360	$1,797,355

November 7, 2012	300,000	$116,750	S. Flechner - CEO	Compensation
November 7, 2012	300,000	$125,850	D. Cutler - CFO	Compensation
November 7, 2012	123,854	$60,688	D. Ocasio – legal counsel	Legal fees
November 7, 2012	5,617	$2,752	Randall Newton	Accounting fees
January 16, 2013	250,000	$26,875	S. Flechner - CEO	Compensation
January 16, 2013	200,000	$21,500	D. Cutler - CFO	Compensation
January 16, 2013	25,000	$2,500	B. Piper – Wheatfield Partners	Settlement of accounts payable
January 16, 2013	130,810	$13,081	D. Ocasio – legal counsel	Legal fees

Add: committed but not issued at October 31, 2012		$(306,040)

Total issued in the three months ended January 31, 2013	1,335,281	63,956

Total issued in the nine months ended January 31, 2013	6,697,641	$2,110,676

‘* proceeds net of commission and other costs

In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

At January 31, 2013, we had 55,527,641 shares of common stock issued and outstanding.

DISCOVERY GOLD CORPORATION
(Formerly Norman Cay Development, Inc.)
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

Note 12. Stockholders’ Deficit cont.

Common Stock cont.

During the nine months ended January 31, 2013, we entered into a non-exclusive Non-Brokered Private Placement Agreement (the "Agreement") for an offering of up to 1 million units of our shares and warrants at $0.35 per unit (the "Offering"). Each unit will consist of one restricted share of our common stock and one warrant with an 18 month term to purchase one half of a share of our common stock at $0.60 per share. This Offering was being made exclusively to accredited investors. We agreed to pay a finder's fee consisting of 6% payable in cash plus 6% payable in warrants to eligible agents/brokers.

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

Warrants

During the nine months ended January 31, 2013, as part of the 440,000 units we sold in a Private Placement, as described above, we issued 220,000 warrants with an 18 month term to purchase one half of a share of our common stock at $0.60 per share. We issued a further 13,200 warrants with an 18 month term to purchase one half of a share of our common stock at $0.60 per share to Haywood Securities, Inc. as part of their finder’s fee for the transaction.

The following table summarizes information about warrants outstanding at January 31, 2013:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months

$0.60	233,200	15

Note 13. Subsequent Events

We have evaluated subsequent events through March 8, 2013. There have been no subsequent events after January 31, 2013 for which disclosure is required.

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

Overview

Discovery Gold Corporation (formerly Norman Cay Development, Inc.) (“DGC”) is an emerging U.S. based mineral exploration company.

DGC, through its 100% owned Ghanaian subsidiary company, Discovery Gold Ghana Limited, (“DGG”) (collectively “the Company”, “Discovery”, “we” or “us”) owns a 95% beneficial interest in an option to acquire the exclusive rights to explore the Edum Banso Gold Project within the historic and prolific Ashanti Gold Belt located in the country of Ghana in West Africa.

The Edum Banso Gold Project, which covers an area of approximately 8 square miles (20.6 square kilometers) and lies approximately 168 miles (270 kilometers) due west of the city of Accra, the capital of Ghana, is located in close proximity to substantial gold producing mines and recent discoveries of gold deposits.

During the nine months ended January 31, 2013, as our ownership interest of the option to acquire the exclusive rights to explore the Edum Banso Gold Project has increased from 65% to 95% due to various defaults of North Springs Resources Corporation (“NSRS’) under the term of the Earn-In Agreement with NSRS dated January 25, 2012 (“Earn-in Agreement”), we have focused on developing our proposed exploration program for the Edum Banso Gold Project and on strengthening our balance sheet so that we are in a position to finance the exploration work required.

 Effective December 31, 2012, we received final governmental approval for the contractual assignment of the option to explore the Edum Banso gold project in Ghana from Xtra-Gold Resources to DGG.

On January 9, 2013 we entered into an agreement with CME Enterprises Ltd (“CME”) of Vancouver to undertake historic data compilation, site reconnaissance, and rock sampling work on the Edum Banso gold project. CME completed its initial site reconnaissance, conducted meetings with relevant surface rights holders, and collected additional samples of rock outcrops and subcrops from high priority targets on the Edum Banso property during the month of January 2013. CME are expected to issue their report in March 2013.

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

Development of our proposed exploration program for Edum Banso Gold Project

During the six months ended October 31, 2012, based upon the latest management analysis and discussion of the available historic exploration data from the Edum Banso Gold Project, we had determined to focus the next phase of exploration programs on two gold targets selected out of the six targets previously identified at the site.

We subsequently have completed planning of our pre-drilling exploration program for the Edum Banso Gold Project in Ghana and we intend to focus the next round of exploration on two select high-priority anomalous gold targets. These high-priority exploration targets were chosen due to the previous encouraging results and proximity to the location and geological features thought to be associated with the source of gold currently being open pit mined by Golden Star Resources close to 1km from the property border directly to the southeast.

On January 9, 2013, we entered into an agreement with CME to undertake historic data compilation, site reconnaissance, and rock sampling work on the Edum Banso gold project.. CME completed its initial site reconnaissance, conducted meetings with relevant surface rights holders, and collected additional samples of rock outcrops and subcrops from high priority targets on the Edum Banso property during the month of January 2013. CME are expected to issue their report in March 2013.

Strengthening our balance sheet

Following negotiations with several of our creditors, during the nine months ended January 31, 2012, we have been able to settle liabilities totaling $394,386 through the issuance of 3,120,749 shares of our common stock.

We further raised net proceeds of $144,740 through the sale of 440,000 units of our shares and warrants at $0.35 per unit. Each unit comprised one restricted share of our common stock and one warrant with an 18 month term to purchase one half of a share of our common stock at $0.60 per share.

Following these transactions, we believe we are strongly positioned to raise the additional funding necessary to implement our proposed program for exploration of the Edum Banso Gold Project.

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

Phase	Exploration Activities	Anticipated Timeframe	Cost

Phase I	Pre-Drilling Exploration Program Historic data compilation; relocate, confirm and add to historic soil and trench sampling; construct additional trenches with detailed channel sampling; perform detailed surveying and geologic mapping; obtain laboratory assays and geologic analysis for incorporation into updated technical report identifying drill targets.	Expected to begin during the third calendar quarter of 2013 (subject to availability of funds).	$300,000
Phase II	Diamond Core Drilling Exploration Program Dependent upon analysis of favorable results in Phase I, determination would then be made for a diamond core exploration drilling program of approximately 10,000 feet in approximately 30 drill holes at depths ranging from 250 to over 400 feet, yielding 1,200 core log samples to be assayed and compiled into an indicated gold resource report. Possible use of some reverse circulation drilling in lieu of some diamond drilling would increase the number of feet drilled.	Expected to begin in the fourth calendar quarter of 2013 (subject to availability of funds).	$900,000
TOTAL (including $300,000 of administrative and investor relations related expenses)			$1,500,000

Phase I:  Pre-Drilling Exploration Program will be conducted at two selected anomalous gold target areas in order to identify possible sources of gold anomalies and occurrences for an anticipated drilling program.  One of these two priority target areas is located within two miles from the so-called Father Brown and Adoikrom gold deposits currently being open pit mined by Golden Star Resources. Qualified consultants will be retained to conduct historic data compilation, and then relocation and/or reestablishment of soil sampling grids, followed by soil and rock sampling at these two selected Edum Banso gold targets. Historic trenches and exploration pits will also be located, re-established, and extended as appropriate at each target area for sampling.  New trenching and/or pitting will be undertaken along areas of new and historic gold values found in soil and auger samples at each target area. Sampling in trenches is expected to be conducted as continuous channel sampling laterally along the trench walls, with periodic vertical channel samples collected to test for vertical variability within the saporlite. Surveying and mapping of sampling of soils, rocks, veins, trenches and pits will be conducted for geologic analysis. Samples will be shipped to qualified labs for assaying, and results will be compiled in a report prepared consistent with 43-101 reporting standards. Program is expected to take 60 days to mobilize and complete, followed by another 40 days for laboratory testing, analysis and reporting. Total costs for the program are currently estimated at about $300,000 and is expected to be conducted during the third calendar quarter of 2013, subject to availability of funds.

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

Liquidity and Capital Resources

At January 31, 2013, we had a cash balance of $18,336 which is insufficient to meet our ongoing operating needs or to allow us to achieve our objective to explore the Edum Banso Gold Project. We had no operating business or other source of income, and have incurred losses of $8,075,702 since Inception (April 28, 2010).

In our financial statements for the fiscal years ended April 30, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our intention is to raise funding through debt and, or, equity necessary to finance our ongoing operating expenses and exploration activities that will give us the opportunity to establish profitable mining operations.

There is no guarantee we will be successful in raising the necessary funds to continue as a going concern.

The factors described above raise substantial doubt regarding our ability to continue as a going concern.

Our  unaudited  financial  statements  for the three and nine month periods ended January 31,  2013 and 2012 have  been  prepared  on a going  concern  basis,  which contemplates  the  realization of assets and the  settlement of liabilities  and commitments in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we become unable to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2013 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2012

Revenue

During the three months ended January 31, 2013 and 2012, we did not recognize any operating revenue and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended January 31, 2013, we incurred general and administrative expenses of $149,457 compared with $325,526 for the same period in 2012, a decrease of $176,069.     The decrease is principally due to due diligence and other consulting expenses incurred in the three months ended January 31, 2012 in connection with the acquisition of the option relating to the Edum Banso property that were not incurred in the three months ended January 31, 2013 and an adjustment to the value of certain stock compensation previously issued in the current year

Asset Impairment

During the three months ended January 31, 2012, we recognized an asset impairment of $4.65 million.

The carrying value of our option to explore the Edum Banso gold project, prior to testing for impairment, was $4.66 million as follows:

Fair value attributed to the option to explore the Edum Banso gold project on the acquisition of DGG at September 2, 2011	$4,910,000
Less receipt of cash from the sale of 5% ownership of the option to explore Edum Banso gold project exploration interest to NSRS	(250,000)
Carrying value of the option to explore the Edum Banso gold project , before testing for impairment	$4,660,000

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

Nevertheless, due to uncertainties about our ability to timely raise sufficient funding in the market place to finance the effective exploration of Edum Banso, the likelihood of timely locating substantial sources of the gold anomalies and near surface gold occurrences that might be developed into minable reserves (if any), and our ability to finance and permit the profitable mining of such gold on a timely basis, we recognized a pre-tax, non-cash impairment charge for $4.66 million against the full carrying value of our highly prospective option to explore the Edum Banso gold project.

Carrying value of the option to explore the Edum Banso gold project , before testing for impairment,	$4,660,000
Impairment charge	(4,660,000)
Carrying value of the option to explore the Edum Banso gold project , after impairment,	$0

We recognized an impairment loss of $4.65 million in the three months ended January 31, 2012 and $10,000 subsequently.

Despite this technical accounting decision to record this impairment charge against the full carrying value of our option to explore the Edum Banso gold project, our management continues to believe that its Edum Banso option represents a highly prospective gold exploration opportunity.

We incurred no loss on asset impairment in the three months ended January 31, 2013.

Interest Expense

Interest expense decreased from $3,350 for the three months ended January 31, 2012 to $0 for the three months ended January 31, 2013, a decrease of $3,350.  The decrease is due to the fact that, following the settlement of all outstanding debt for stock in prior periods, we had no interest bearing debt outstanding during the three months ended January 31, 2013.

Loss before Income Taxes

In the three months ended January 31, 2013, we incurred a loss before income taxes of $149,457, compared to $4,978,876 for the three months ended January 31, 2012, a decrease of $4,829,419 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three month periods ended January 31, 2013 or 2012 as we generated losses in both periods.

Loss after Income Taxes and Comprehensive Loss

In the three months ended January 31, 2013, we incurred a loss after income taxes of $149,457, compared to $4,978,876 for the three months ended January 31, 2012, a decrease of $4,829,419 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended January 31, 2013 and 2012.

NINE MONTHS ENDED JANUARY 31, 2013 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2012

Revenue

During the nine months ended January 31, 2013 and 2012, we did not recognize any operating revenue and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the nine months ended January 31, 2013, we incurred general and administrative expenses of $1,035,248 compared with $650,228 for the same period in 2011, an increase of $385,020.  The increase is principally due to an increase in non-cash compensation for directors, officers and consultants, as well as overall increased level of activity due to our acquisition of DGG effective September 2, 2011.

Asset Impairment

During the nine months ended January 31, 2012, we recognized an asset impairment of $4.65 million.

The carrying value of our option to explore the Edum Banso gold project, prior to testing for impairment, was $4.66 million as follows:

Fair value attributed to the option to explore the Edum Banso gold project on the acquisition of DGG at September 2, 2011	$4,910,000
Less receipt of cash from the sale of 5% ownership of the option to explore Edum Banso gold project exploration interest to NSRS	(250,000)
Carrying value of the option to explore the Edum Banso gold project , before testing for impairment	$4,660,000

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

Nevertheless, due to uncertainties about our ability to timely raise sufficient funding in the market place to finance the effective exploration of Edum Banso, the likelihood of timely locating substantial sources of the gold anomalies and near surface gold occurrences that might be developed into minable reserves (if any), and our ability to finance and permit the profitable mining of such gold on a timely basis, we recognized a pre-tax, non-cash impairment charge for $4.66 million against the full carrying value of our highly prospective option to explore the Edum Banso gold project.

Carrying value of the option to explore the Edum Banso gold project , before testing for impairment,	$4,660,000
Impairment charge	(4,660,000)
Carrying value of the option to explore the Edum Banso gold project , after impairment,	$0

We recognized an impairment loss of $4.65 million in the three months ended January 31, 2012 and $10,000 subsequently. Despite this technical accounting decision to record this impairment charge against the full carrying value of our option to explore the Edum Banso gold project, our management continues to believe that its Edum Banso option represents a highly prospective gold exploration opportunity.

We incurred no loss on asset impairment in the nine months ended January 31, 2013.

Loss on Settlement of Liabilities

During the nine months ended January 31, 2013, we incurred a non cash loss of $817,993 on the settlement of $283,482 of our outstanding liabilities.

We negotiated the settlement of these $283,482 liabilities by issuing stock to these creditors based on a 35% discount to our share price on the date when we incurred these liabilities.

The non cash loss recognized in our financial statements represents the difference between the discounted, historic price of our shares on the date when these liabilities were incurred and the market price of these shares on the date of their issuance.

We incurred no loss on settlement of liabilities in the nine months ended January 31, 2012.

Interest Expense

Interest expense increased from $9,327 for the nine months ended January 31, 2012 to $42,515 for the nine months ended January 31, 2013, an increase of $33,188.  The increase is due to the increased principal balances that we owed related parties in the first six months of the nine month  period ended January 31, 2013, as well as the inclusion in interest expense of the amortization of a debt discount which did not exist during the nine months ended January 31, 2012.

Loss before Income Taxes

In the nine months ended January 31, 2013, we incurred a loss before income taxes of $1,895,756, compared to $5,309,555 for the nine months ended January 31, 2012, a decrease of $3,413,799 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the nine month periods ended January 31, 2013 or 2012 as we generated losses in both periods.

Loss after Income Taxes and Comprehensive Loss

In the nine months ended January 31, 2013, we incurred a loss after income taxes of $1,895,756, compared to $5,309,555 for the nine months ended January 31, 2012, a decrease of $3,413,799 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the nine months ended January 31, 2013 and 2012.

CASH FLOW INFROMATION FOR THE NINE MONTHS ENDED JANUARY 31, 2013 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2012

Liquidity	JANUARY 31, 2013 (Unaudited)	APRIL 30, 2012 (Audited)
Current assets	$23,649	$5,865
Current liabilities	(83,175)	(280,311)
Working capital surplus / (deficit)	$(59,526)	$(274,446)

	Nine months ended January 31 (Unaudited),
Cash Flows	2013	2012
Cash flows provided by / (used in):
Operating activities	$(265,769)	$(87,853)
Investing activities	-	(100,000)
Financing activities	278,240	126,030
Net increase (decrease) in cash during the period	$12,471	$(61,823)

Cash flow used in operating activities

During the nine months ended January 31, 2013, we used $265,769 in operating activities compared to $87,853 in the nine months ended January 31, 2012, an increase of $177,916.The variance between the two periods is as follows:

During the nine months ended January 31, 2013, we incurred losses of $1,895,756 which we largely offset by adjustment for non cash expenses of $1,601,018 and by a net increase of $28,969 in our net operating liabilities.

By comparison, we incurred losses of $5,309,555 in the nine months ended January 31, 2012 which was largely offset by adjustment for non cash expenses of $5,153,000 and by a net increase in our net operating liabilities of $68,702.

Cash flow used in investing activities

During the nine months ended January 31, 2013, we used $0 in investing activities compared to $100,000 used in investing activities in the nine months ended January 31, 2012, a decrease of $100,000.

During the nine months ended January 31, 2012, we made a payment of $250,000 to acquire the option to acquire the exclusive rights to explore the Edum Banso gold project and received $150,000 proceeds from NSRS under the terms of the Earn-In Agreement.

Cash flow generated by financing activities

During the nine months ended January 31, 2013, we generated $278,240 in financing activities compared to $126,030 from financing activities in the nine months ended January 31, 2012, an increase of $152,210.

During the nine months ended January 31, 2013, we generated net proceeds of $144,740 from the sale of shares of our common stock and $133,500 from advances under a related party loan.

By comparison, during the nine months ended January 31, 2012, we received proceeds of $101,030 from notes payable and $25,000 from a related party.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities  Exchange  Act of 1934, as amended (the “Exchange Act”), is recorded,  processed,  summarized  and reported  within  the time periods  specified  by the SEC's rules and  forms. Disclosure  controls and procedures  are also designed  with the objective  of ensuring  that information  is accumulated  and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation with the participation of our management, including Stephen E. Flechner, our Chief Executive Officer, and David Cutler, our Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal quarter ended January 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of our assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Stephen E. Flechner, our Chief Executive Officer, and David Cutler, our Chief Financial Officer. Based on its assessment, our management believes that, as of January 31, 2013, our internal control over financial reporting was not effective based on those criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls and implement appropriate information technology controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2013, we determined that there were control deficiencies that constituted material weaknesses, as described below.

i.
We do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statement. As of January 31, 2013, the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

ii.
We did not maintain appropriate cash controls – As of January 31, 2013, we have not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts.

iii.
We did not implement appropriate information technology controls – As at January 31, 2013, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances during the Three and Nine Months Ended January 31, 2013

A list of unregistered shares issued during the three and nine months ended January 31, 2013 is provided in Note 12 - Stockholders’ Deficit of the consolidated financial statements included in this report on Form 10-Q.

Issuances Subsequent to January 31, 2013

None.

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

During the three and nine month periods ended January 31, 2013 and 2012, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three and nine month periods ended January 31, 2013 and 2012.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by reference.
3.02	Articles of Merger	Filed with the SEC on July 16, 2012 as part of the current report on Form 8-K and incorporated herein by reference.
3.03	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by reference.
4.1	Discovery Gold Corporation (F/K/A Norman Cay Development, Inc.) 2012 Equity Incentive Plan	Filed with the SEC on May 23, 2012 as part of our Registration Statement on Form S-8 and incorporated herein by reference
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY GOLD CORPORATION

Dated: March 11, 2013	/s/ Stephen E. Flechner
By: Stephen E. Flechner
Its: Chief Executive Officer

Dated: March 11, 2013	/s/ David Cutler
By: David Cutler
Its: Chief Financial Officer