Form 10-Q
period 2018-10-31
Discovery Gold Corp
filed 2018-12-14
CIK 1492448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2018

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number:  000-54709

DISCOVERY GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-2616571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2255 Sheridan Blvd. Unit C-208, Edgewater, Colorado	80214
(Address of Principal Executive Offices)	(Zip Code)

 303-305-3855
(Registrant’s telephone number, including area code)

PO Box 181062, Denver, Colorado, 80218
  (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer," “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 14, 2018, there were 249,777,311 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I

Item 1 Financial Statements

DISCOVERY GOLD CORPORATION
CONDENSED UNAUDITED BALANCE SHEETS

	October 31	April 30
	2018	2018
ASSETS

Current Assets
Cash and Cash Equivalents	$14	$1,589

Total Current Assets	14	1,589

Total Assets	$14	$1,589

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$104,500	$83,258
Accruals - Related Parties	39,817	7,453

Total Current Liabilities	144,317	90,711

Total Liabilities	144,317	90,711

Shareholders' Deficit

Preferred Stock, $0.001 par value, 10,000,000 authorized	-	-
none issued and outstanding
Common Stock, $0.001 par value, 250,000,000 authorized,
249,777,311 issued and outstanding	249,777	249,777
Additional Paid in Capital	8,183,033	8,183,033
Accumulated Deficit	(8,577,113)	(8,521,932)

Total Shareholders' Deficit	(144,303)	(89,122)

Total Liabilities and Shareholders' Deficit	$14	$1,589

The accompanying notes are an integral part of these condensed unaudited financial statements.

DISCOVERY GOLD CORPORATION
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	October 31		October 31
	2018	2017	2018	2017

REVENUE	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

EXPENSES
General and administrative	28,088	36	55,181	56

Total Expenses	28,088	36	55,181	56

OPERATING LOSS	(28,088)	(36)	(55,181)	(56)

OTHER INCOME / (EXPENSE)	-	-	-	-

LOSS BEFORE TAXES	(28,088)	(36)	(55,181)	(56)

TAXES	-	-	-	-

NET LOSS	$(28,088)	$(36)	$(55,181)	$(56)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	249,777,311	107,667,311	249,777,311	107,667,311

The accompanying notes are an integral part of these condensed unaudited financial statements.

DISCOVERY GOLD CORPORATION
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	October 31
	2018	2017

Cash Flows (Used In) Operating Activities:
Net Loss	$(55,181)	$(56)
Adjustments to reconcile net loss to
net cash used in operating activities:	-	-
Changes in working capital items:
Accounts payable	21,242	(970)
Accruals - related parties	32,364	-

Net Cash (Used In) Operating Activities	(1,575)	(1,026)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net Change in Cash:	(1,575)	(1,026)

Beginning Cash	1,589	2,473

Ending Cash	$14	$1,447

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$-	$-

Cash paid for tax:	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

DISCOVERY GOLD CORPORATION
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2018
(UNAUDITED)

NOTE 1: DESCRIPTION OF BUSINESS

Discovery Gold Corporation, a Nevada corporation, (“Discovery Gold,” “the Company,” “We," "Us" or “Our’) is a publicly-quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of its common stock.  No potential merger candidate has been identified at this time.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the six months ended October 31, 2018, we reported a net loss of $55,181 and an accumulated deficit of $8,577,113 as of October 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.  The Company has elected an April 31 year-end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with US GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2018 and for the related periods presented. The results for the three and six-months ended October 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended April 30, 2018 included in the Form 10-12G/A on pages 31 to 46, filed with the Securities and Exchange Commission on September 4, 2018.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DISCOVERY GOLD CORPORATION
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2018
(UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Net Loss per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the three and six-month periods ended October 31, 2018 and 2017.

Recently-Issued Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE

As of October 31, 2018, and April 30, 2018, approximately $83,000 of the balance of accounts payable related to legal fees owed to a single creditor. Effective May 2, 2018, we entered into an agreement with the creditor and the two shareholders controlling the majority of our outstanding shares of common stock pursuant to which all parties agreed that in the event that the two controlling shareholders were to sell their shares, the outstanding liability to the creditor will be satisfied in full out of the sales proceeds received by the two controlling shareholders. This agreement expires at December 31, 2018.

NOTE 5. ACCRUALS - RELATED PARTIES

As of October 31, 2018 and April 30, 2018, a balance of $39,817 and $7,453, respectively, represented accrued compensation due to a current officer and director and a former director and officer of the Company who is now a greater than 10% shareholder in the Company.

During the six months ended October 31, 2018, the balance of accrual to related parties increased by $30,000, due to accrued compensation owed to a current director and officer, and by $2,364, relating to operating expenses paid by related parties on the Company's behalf.  No repayments were made by the Company during the six months ended October 31, 2018, and there were no related party transactions during the six months ended October 31, 2017.

DISCOVERY GOLD CORPORATION
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2018
(UNAUDITED)

NOTE 6. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of October 31, 2018 and April 30, 2018, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding during the three and six-month periods ended October 31, 2018 and 2017.

As of October 31, 2018, and April 30, 2018, no shares of preferred stock were issued and outstanding.

Common Stock

As of October 31, 2018, and April 30, 2018, we were authorized to issue 250,000,000 shares of common stock with a par value of $0.001.

No shares of common stock were issued during the three and six-month periods ended October 31, 2018 and 2017.

As of October 31, 2018, and April 30, 2018, 249,777,311 shares of common stock were issued and outstanding.

NOTE 7. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date these financial statements were issued and determined that there are no reportable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

Our plan of operations is to raise debt and, or, equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

At this time, we have little cash on hand or committed resources of debt or equity to fund these losses and will reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2018 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2017

Revenue

We recognized no revenue during the three-month periods ended October 31, 2018 and 2017, as we have no business from which to generate revenue.

Cost of Revenue

We recognized no cost of revenue during the three-month periods ended October 31, 2018 and 2017.

Gross Profit / (Loss)

We recognized no gross profit / (loss) during the three-month periods ended October 31, 2018 and 2017.

General and Administrative Expenses

During the three months ended October 31, 2018, we incurred $28,088 in general and administrative expenses compared to $36 in the three months ended October 31, 2017, an increase of $28,052. During the three months ended October 31, 2018, while we were working to make the Company fully SEC reporting once again and seeking a potential merger candidate, we incurred $15,000 in director’s fees, $9,000 in accounting fees, $3,500 in auditing fees, $522 in filing fees and $66 in other administrative costs. By comparison, during the three months ended October 31, 2017 while the Company was completely dormant, we incurred just $36 in sundry administrative costs.

Other Income (Expense)

We recognized no other income (expense) during the six-month periods ended October 31, 2018 and 2017.

Provision for Income Tax

No provision for income taxes was recorded in the three-month periods ended October 31, 2018 or 2017 as we incurred tax losses in both periods.

Net Loss

During the three months ended October 31, 2018, we incurred a net loss of $28,088 compared to a net loss of $36 in the three months ended October 31, 2017, an increase of $28,052, due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2018 COMPARED TO THE SIXMONTHS ENDED OCTOBER 31, 2017

Revenue

We recognized no revenue during the six-month periods ended October 31, 2018 and 2017, as we have no business from which to generate revenue.

Cost of Revenue

We recognized no cost of revenue during the six-month periods ended October 31, 2018 and 2017.

Gross Profit / (Loss)

We recognized no gross profit / (loss) during the six-month periods ended October 31, 2018 and 2017.

General and Administrative Expenses

During the six months ended October 31, 2018, we incurred $55,181 in general and administrative expenses compared to $56 in the six months ended October 31, 2017, an increase of $55,125. During the six months ended October 31, 2018, while we were working to make the Company fully SEC reporting once again and seeking a potential merger candidate, we incurred $30,000 in director’s fees, $18,000 in accounting fees, $6,500 in auditing fees and $681 in other administrative costs. By comparison, during the six months ended October 31, 2017, while the Company was completely dormant, we incurred just $56 in sundry administrative costs.

Other Income (Expense)

We recognized no other income (expense) during the six-month periods ended October 31, 2018 and 2017.

Provision for Income Tax

No provision for income taxes was recorded in the six-month periods ended October 31, 2018 or 2017, as we incurred tax losses in both periods.

Net Loss

During the six months ended October 31, 2018, we incurred a net loss of $55,181 compared to a net loss of $56 in the six months ended October 31, 2017, an increase of $55,125, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2018, we had cash or cash equivalents of $14, no other assets, no operating business or other source of income and outstanding liabilities and a stockholders’ deficit of $8,577,113.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and, or, equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses.

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended April 30, 2018 and 2017, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources (uses) of cash for the six months ended October 31, 2018 and 2017 are as follows:

	Six-months ended October 31, 2018	Six-months ended October 31, 2017
Net Cash Used in Operating Activities	$(1,575)	(1,026)
Net Cash from Investing Activities	-	-
Net Cash from Financing Activities	-	-
Net Change in Cash and Cash Equivalents	$(1,575)	(1,026)

Operating Activities

During the six-months ended October 31, 2018, we recognized a net loss of $55,181, which decreased for cash flow purposes by a $21,242 increase in accounts payable and a $32,364 increase in accruals for related parties resulting in net cash flow used in operating activities of $1,575. By comparison, during the six-months ended October 31, 2017, we recognized a net loss of $56 which was increased for cash flow purposes by a $970 reduction in accounts payable resulting in net cash flow used in operating activities of $1,026.

Investing Activities

We neither generated nor used funds in investing activities during the six-months ended October 31, 2018 and 2017.

Financing Activities

We neither generated nor used funds in financing activities during the six-months ended October 31, 2018 and 2017.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

None

ITEM 3.   QUANTATIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of October 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present accurately, in material respects, our financial position and results of operations in fairness and conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the assumptions and opinions in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management’s and directors’ authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of October 31, 2018 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of October 31, 2018:

-
Significant Deficiency - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

-	Material Weakness – Inadequate segregation of duties.

We expect to be materially dependent on a third party that can provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

This quarterly review on Form 10Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this quarterly review on Form 10Q.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered securities was completed during the three and six-months ended October 31, 2018.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three and six-months ended October 31, 2018.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

*	Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

Discovery Gold Corporation

Date: December 14, 2018	By:	/s/ Stephen Flechner
Stephen Flechner, President and CEO
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph Shearing
Ralph Shearing
Director