Form 10-Q
period 2019-01-31
Discovery Gold Corp
filed 2019-03-13
CIK 1492448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2019

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

N/A
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

As of March 13, 2019, there were 249,777,311 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I

Item 1 Financial Statements

DISCOVERY GOLD CORPORATION
CONDENSED UNAUDITED BALANCE SHEETS

	January 31,	April 30,
	2019	2018
ASSETS

Current Assets
Cash and Cash Equivalents	$25	$1,589

Total Current Assets	25	1,589

Total Assets	$25	$1,589

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$112,730	$83,258
Accruals - Related Parties	52,247	7,453
Loans - Related Parties	6,130	-

Total Current Liabilities	171,107	90,711

Total Liabilities	171,107	90,711

Shareholders' Deficit

Preferred Stock, $0.001 par value, 10,000,000 authorized	-	-
none issued and outstanding
Common Stock, $0.001 par value, 250,000,000 authorized,
249,777,311 issued and outstanding	249,777	249,777
Additional Paid in Capital	8,183,033	8,183,033
Accumulated Deficit	(8,603,892)	(8,521,932)

Total Shareholders' Deficit	(171,082)	(89,122)

Total Liabilities and Shareholders' Deficit	$25	$1,589

The accompanying notes are an integral part of these condensed unaudited financial statements.

DISCOVERY GOLD CORPORATION
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

REVENUE	$-	$-	$-	$-

EXPENSES
General and administrative	26,779	36	81,960	92

Total Expenses	26,779	36	81,960	92

OPERATING LOSS	(26,779)	(36)	(81,960)	(92)

OTHER INCOME / (EXPENSE)	-	-	-	-

LOSS BEFORE TAXES	(26,779)	(36)	(81,960)	(92)

TAXES	-	-	-	-

NET LOSS	$(26,779)	$(36)	$(81,960)	$(92)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	249,777,311	107,667,311	249,777,311	107,667,311

The accompanying notes are an integral part of these condensed unaudited financial statements.

DISCOVERY GOLD CORPORATION
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	January 31,
	2019	2018

Cash Flows From Operating Activities:
Net Loss	$(81,960)	$(92)
Adjustments to reconcile net loss to
net cash used in operating activities:	-	-
Changes in working capital items:
Accounts payable	29,472	-
Accruals - related parties	44,794	(1,922)

Net Cash Used In Operating Activities	(7,694)	(2,014)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from related party notes payable	6,130	-

Net Cash From Financing Activities	6,130	-

Net Change in Cash:	(1,564)	(2,014)

Beginning Cash	1,589	2,473

Ending Cash	$25	$459

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$-	$-

Cash paid for tax:	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

DISCOVERY GOLD CORPORATION
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2019
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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income.  For the nine months ended January 31, 2019, we reported a net loss of $81,960, and had an accumulated deficit of $8,603,892 as of January 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.  The Company has elected an April 31 year-end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with US GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2019 and for the related periods presented. The results for the three and nine-months ended January 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended April 30, 2018 included in the Form 10-12G/A on pages 31 to 46, filed with the Securities and Exchange Commission on September 4, 2018.

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

Income Taxes:

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

Net Loss per Share Calculation:

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine-month periods ended January 31, 2019 and 2018.

Recently-Issued Accounting Pronouncements:

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE

As of January 31, 2019, and April 30, 2018, $83,000 of the balance of accounts payable related to legal fees owed to a single creditor. Effective May 2, 2018, we entered into an agreement with the creditor and the two shareholders controlling the majority of our outstanding shares of common stock pursuant to which all parties agreed that in the event that the two controlling shareholders were to sell their shares, the outstanding liability to the creditor will be satisfied in full out of the sales proceeds received by the two controlling shareholders. This agreement expired at December 31, 2018.  Effective December 31, 2018, the agreement was extended to April 30, 2019.

NOTE 5. ACCRUALS - RELATED PARTIES

As of January 31, 2019, and April 30, 2018, a balance of $52,247 and $7,453, respectively, represented accrued compensation due to a current officer and director and a former director and officer of the Company who is now a greater than 10% shareholder in the Company.

NOTE 6. LOANS- RELATED PARTIES

During the nine months ended January 31, 2019, our two principal shareholders advanced to us a total of $6,130 as working capital to meet our operating expenses.  The loans are unsecured, interest free and due on demand.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of January 31, 2019, and April 30, 2018, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

As of January 31, 2019, and April 30, 2018, no shares of preferred stock were issued and outstanding.

Common Stock

As of January 31, 2019, and April 30, 2018, we were authorized to issue 250,000,000 shares of common stock with a par value of $0.001.

No shares of common stock were issued during the three and nine-month periods ended January 31, 2019 and 2018.

As of January 31, 2019, and April 30, 2018, 249,777,311 shares of common stock were issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

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

At this time, we have little cash on hand or committed resources of debt or equity to fund these losses, and will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2019 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2018

Revenue

We recognized no revenue during the three-month periods ended January 31, 2019 and 2018, as we have no business from which to generate revenue.

General and Administrative Expenses

During the three months ended January 31, 2019, we incurred $26,779 in general and administrative expenses compared to $36 in the three months ended January 31, 2018, an increase of $26,743. During the three months ended January 31, 2019, while we were working to ensure the Company remained fully SEC reporting and seeking a potential merger candidate, we incurred $15,000 in director’s fees, $9,000 in accounting fees, $1,500 in auditing fees, $630 in filing fees and $649 in other administrative costs. By comparison, during the three months ended January 31, 2018, while the Company was completely dormant, we incurred just $36 in sundry administrative costs.

Other Income (Expense)

We recognized no other income (expense) during the three-month periods ended January 31, 2019 and 2018.

Provision for Income Tax

No provision for income taxes was recorded in the three-month periods ended January 31, 2019 or 2018 as we incurred tax losses in both periods.

Net Loss

During the three months ended January 31, 2019, we incurred a net loss of $26,779 compared to a net loss of $36 in the three months ended January 31, 2018, an increase of $26,743, due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2019 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2018

Revenue

We recognized no revenue during the nine-month periods ended January 31, 2019 and 2018, as we have no business from which to generate revenue.
General and Administrative Expenses

During the nine months ended January 31, 2019, we incurred $81,960 in general and administrative expenses compared to $92 in the nine months ended January 31, 2018, an increase of $81,868. During the nine months ended January 31, 2019, while we were working to make the Company fully SEC reporting once again and seeking a potential merger candidate, we incurred $45,000 in director’s fees, $27,000 in accounting fees, $8,000 in auditing fees, $1,752 in filing fees and $208 in sundry other administrative costs. By comparison, during the nine months ended January 31, 2018, while the Company was completely dormant, we incurred just $92 in sundry administrative costs.

Other Income (Expense)

We recognized no other income (expense) during the nine-month periods ended January 31, 2019 and 2018.

Provision for Income Tax

No provision for income taxes was recorded in the nine-month periods ended January 31, 2019 or 2018, as we incurred tax losses in both periods.

Net Loss

During the nine months ended January 31, 2019, we incurred a net loss of $81,960 compared to a net loss of $92 in the nine months ended January 31, 2018, an increase of $81,868, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2019, we had cash or cash equivalents of $25, no other assets, no operating business or other source of income and outstanding liabilities and a stockholders’ deficit of $8,603,892.

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

Our primary sources (uses) of cash for the nine months ended January 31, 2019 and 2018 are as follows:

	Nine-months ended January 31, 2019	Nine-months ended January 31, 2018

Net Cash Used in Operating Activities	$(7,694)	$(2,014)
Net Cash from Investing Activities	-	-
Net Cash from Financing Activities	6,130	-
Net Change in Cash and Cash Equivalents	$(1,564)	$(2,014)

Operating Activities

During the nine-months ended January 31, 2019, we recognized a net loss of $81,960, which was decreased for cash flow purposes by a $29,472 increase in accounts payable and a $44,794 increase in accruals for related parties resulting in net cash flow used in operating activities of $7,694. By comparison, during the nine-months ended January 31, 2018, we recognized a net loss of $92 which was decreased for cash flow purposes by a $1,922 reduction in accruals for related parties resulting in net cash flow used in operating activities of $2,014.

 Investing Activities

We neither generated nor used funds in investing activities during the nine-months ended January 31, 2019 and 2018.

Financing Activities

During the nine months ended January 31, 2019, we received $6,130 by way of loans from our principal shareholders to fund our working capital requirements. By comparison, we neither generated nor used funds in financing activities during the nine-months ended January 31, 2018.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of January 31, 2019.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of January 31, 2019 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of January 31, 2019:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered securities was completed during the three and nine-months ended January 31, 2019.

ITEM 3.   DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three and nine-months ended January 31, 2019.

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

Discovery Gold Corporation

Date:	March 13, 2019	By:	/s/ Stephen Flechner
Stephen Flechner Director, President, Chief Executive Officer and Chief Financial Officer

/s/ Ralph Shearing
Ralph Shearing
Director