Form 10-K
period 2019-04-30
Discovery Gold Corp
filed 2019-08-14
CIK 1492448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number: 000-54709

DISCOVERY GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2616571
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1000 2nd Avenue, Suite 3900 Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (425) 830-1192

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

$0.001 Par Value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [_]  Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [X]  Yes   [_] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes    [_]  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     [_] Yes   [X]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_](Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes    [_] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

The aggregate market value of common equity held by non-affiliates of the Registrant as of October 31, 2018 was approximately $173,131.

As at August 14, 2019, 249,777,311 shares of common stock, par value $0.001, were issued and outstanding.

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

PART I

Item 1.                 Business.

Corporate History

We were incorporated in the State of Nevada on April 28, 2010 under the name Norman Cay Development, Inc. From inception until September 1, 2011, we were an Exploration Stage company that had not commenced any operations. It was our initial intention to be an authorized retailer of wireless telephones and service plans with our initial operation in Michigan or elsewhere in the Midwest. Due to lack of cell phone and service plan sales, in September 2011, we abandoned the original business plan and began seeking out potential acquisition candidates in the mining industry.

On July 12, 2012, we changed the name of the Company from Norman Cay Development, Inc. to Discovery Gold Corporation to better reflect the direction and business of the Company.

Except as otherwise indicated by the context, references in this Annual Report to “Company,” “DCGD,” “we,” “us” and “our” are to Discovery Gold Corporation.

On September 2, 2011,  the Company entered into a certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Discovery Gold Ghana Limited, a company organized under the laws of the country of Ghana (“DGG”), the stockholders of DGG (the “DGG Stockholders”), and the majority stockholder of the Company. Pursuant to the Share Exchange Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding ordinary shares of DGG, and in exchange the Company: (i) made a one-time payment of one hundred thousand dollars ($100,000) to DGG and (ii) issued seventeen million five hundred thousand (17,500,000) newly-issued shares of restricted Common Stock of the Company to the DGG Stockholders resulting in the acquisition of DGG by the Company (the “Acquisition”). As a result of closing the Share Exchange Agreement, the Company has acquired DGG, as its wholly-owned subsidiary. The acquisition of DGG by the Company did not require Ghana government regulatory consent under the Mining Act or any other applicable legislation of Ghana. On February 23, 2015, the Company sold all issued and outstanding shares in DGG to James Clark, thereby disposing of the wholly owned subsidiary.

The Company operated as an Exploration Stage company in Ghana involved in the examination and investigation of land that it believed contained valuable minerals, with the primary focus on gold. The Company unsuccessfully tried to raise capital in order to implement its business plan, and subsequently failed to file its reports to the Commission in a timely fashion. The Company terminated its registration with the Commission on May 1, 2015 by filing Form 15 12g-4(a)(2). Thereafter, the Company stopped filing required reports pursuant to Rules 13 and 15d of the Securities Act of 1934 (“Exchange Act”) and ceased operations.

On July 30, 2018, the Company filed Form 10-12g with the Commission disclosing that it was a shell company with no operations or assets seeking to acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Exchange Act.

On June 20, 2019, GRN Funds, LLC, a Washington limited liability company, and its manager and Chief Executive Officer, Justin Costello, purchased a total of 139 million shares of the Registrant’s common stock representing 55.65% of this issued and outstanding shares, in a private transaction with Stephen Flechner and David Cutler. As a result of the closing of the transaction on June 25, 2019, GRN Funds, LLC and Mr. Costello acquired a majority of the issued shares eligible to vote. The total purchase price of $300,000 was paid in cash by GRN Funds, LLC. As a condition to the closing of the transaction, the Registrant’s Directors Mr. Stephen Flechner and Mr. Ralph Shearing resigned, and Mr. Flechner resigned as Chief Executive Officer and President, and Mr. Justin Costello was concurrently named Director of the Registrant, President and Chief Executive Officer. As of the date of this filing, the Company has not commenced operations and remains a shell company.

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

Item 1A.      Risk Factors.

Not applicable.

Item 1B.     Unresolved Staff Comments.

Not applicable.

 Item 2.       Properties.

     The Company currently uses office space provided gratis by GRN Funds, LLC, located at 1000 2nd Avenue, Suite 3900, Seattle, WA 98104 as our corporate headquarters. The office space is not subject to a lease. As of the date of this Annual Report, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We currently do not own any real property.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our Common Stock is not traded on a national securities exchange. Our common stock is listed on the OTC Markets Pink Sheet trading tier under the trading symbol “DCGD.”

	High	Low
Year ended April 30, 2018
1st Quarter	$0.0026	$0.0001
2nd Quarter	0.002	0.0015
3rd Quarter	$0.0031	$0.0015
4th Quarter	$0.0048	$0.0013
Year ended April 30, 2019
1st Quarter	$0.0048	$0.0016
2nd Quarter	$0.0075	$0.0018
3rd Quarter	$0.0059	$0.003
4th Quarter	$0.0059	$0.003

Record Holder

As of August 13, 2019, we had 249,777,311 shares of Common Stock outstanding and held of record by 31 stockholders. Within the holders of record of our Common Stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On August 2, 2019, the closing price of our Common Stock on OTCQB was $0.5913 per share.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans.

As of April 30, 2019, we did not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Stock Transfer Agent

Our stock transfer agent is Action Stock Transfer Company, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, telephone: (801) 274-1088.

Repurchase of Equity Securities by the Company and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On June 20, 2019, our director and officer Mr. Stephen Flechner, and former director David Cutler, sold a total of 139 million common shares to GRN Funds, LLC, a Washington limited liability company, and its manager and Chief Executive Officer, Justin Costello, in a private transaction. The sale of common stock represented 55.65% of this issued and outstanding shares. As a result of the closing of the transaction on June 25, 2019, GRN Funds, LLC and Mr. Costello acquired a majority of the issued shares eligible to vote. The purchase was made pursuant to the exemption from registration including, but not limited to, Section 506 of Reg. D and Section 4.1.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, and other financial information included elsewhere in this Annual Report. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors.

Overview

The Company was incorporated in the State of Nevada on April 28, 2010 with an intention to be an authorized retailer of wireless telephones and service plans with initial operation in Michigan or elsewhere in the Midwest. From 2011 to 2015, the Company operated as an exploratory stage mining company focused on developing operations in Ghana. The Company unsuccessfully tried to raise capital in order to implement its business plan, and subsequently failed to file its reports to the Commission in a timely fashion. The Company terminated its registration with the Commission on May 1, 2015 by filing Form 15 12g-4(a)(2). Thereafter, the Company stopped filing required reports pursuant to Rules 13 and 15d of the Securities Act of 1934 (“Exchange Act”).

On July 30, 2018, the Company filed Form 10-12g with the Commission disclosing that it was a shell company seeking to acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Exchange Act.

On June 20, 2019, GRN Funds, LLC, a Washington limited liability company, and its manager and Chief Executive Officer, Justin Costello, purchased a total of 139 million shares of the Registrant’s common stock representing 55.65% of this issued and outstanding shares, in a private transaction with Stephen Flechner and David Cutler. As a result of the closing of the transaction on June 25, 2019, GRN Funds, LLC and Mr. Costello acquired a majority of the issued shares eligible to vote. The total purchase price of $300,000 was paid in cash by GRN Funds, LLC. As a condition to the closing of the transaction, the Registrant’s Directors Mr. Stephen Flechner and Mr. Ralph Shearing resigned, and Mr. Flechner resigned as Chief Executive Officer and President, and Mr. Justin Costello was concurrently named Director of the Registrant, President and Chief Executive Officer. As of the date of this filing, the Company has no current business operations.

Critical Accounting Policies, Estimates and New Accounting Pronouncements

Management's discussion and analysis of its financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $9,297 for the twelve months ended April 30, 2019 and $884 in 2018.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

Recently Adopted Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability, on a discounted basis, and a right-of-use asset for substantially all leases, as well as additional disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides an optional transition method of applying the new lease standard.

In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company determined that it has no leases subject to treatment under ASC 842-20-50-3.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. As we have no operations at this time that generate revenue, we determined that upon adoption of ASC 606 there were no adjustments converting from ASC 605 to ASC 606.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended April 30, 2019 and April 30, 2018, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of April 30, 2019 and April 30, 2018, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Loss Contingencies

Consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the balance sheet. If the Company determines that such an estimate cannot be made, the Company's policy is to disclose a demonstration of its attempt to estimate the loss or range of losses before concluding that an estimate cannot be made, and to disclose it in the notes to the financial statements under Contingent Liabilities.

Net Income (Loss) Per Common Share

We report net income (loss) per common share in accordance with ASC 260, “Earnings per Share.” This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Related Party Transactions

We follow ASC subtopic 850-10, “Related Party Transactions,” for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Result of Operations – Comparison of Years Ended April 30, 2019 versus 2018

General and administrative expenses

Our general and administrative expenses were $125,164 for the twelve months ended April 30, 2019, versus just $1,421 for the same period in 2018.  The principal difference for the increase is due to the accounting, professional and legal fees incurred in filing the Form 10 on July 30, 2019 along with the director fees and executive compensation incurred during year ended April 30, 2019 totaling approximately $70,000.

Liquidity and Capital Resources

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended April 30, 2019, we reported a net loss of $125,164 and an accumulated deficit of $8,647,096 as of April 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

We have not established operations and will be dependent upon obtaining financing to pursue any future extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8.  Financial Statements and Supplementary Data.

DISCOVERY GOLD CORPORATION

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

DISCOVERY GOLD CORPORATION

FINANCIAL STATEMENTS

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Discovery Gold Corporation

1000 2nd Avenue, Suite 3900

Seattle, WA, 98104

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Discovery Gold Corporation (the “Company”) as of April 30, 2019 and 2018, the related statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, has negative cash flows from operations, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah, a DBA of Heaton & Co., PLLC

We have served as the Company’s auditor since 2018.

 Farmington, UT

August 14, 2019

DISCOVERY GOLD CORPORATION

BALANCE SHEETS

As of April 30, 2019 and 2018

	APRIL 30,
	2019	2018

ASSETS

Current Assets
Cash and Cash Equivalents	$—	$1,589

Total Current Assets	—	1,589

Total Assets	$—	$1,589

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Fees Drawn in Excess of Bank Balance	$11	$—
Accounts Payable	129,360	83,258
Accruals - Related Parties	77,218	7,453
Loans – Related Parties	7,697	—

Total Current Liabilities	214,286	90,711

Total Liabilities	214,286	90,711

Shareholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value, 250,000,000 shares
authorized, 249,777,311 issued and
outstanding	249,777	249,777
Additional Paid-In Capital	8,183,033	8,183,033
Accumulated Deficit	(8,647,096)	(8,521,932)

Total Shareholders' Deficit	(214,286)	(89,122)

Total Liabilities and Shareholders' Deficit	$—	$1,589

The accompanying notes are an integral part of these audited financial statements

DISCOVERY GOLD CORPORATION

STATEMENTS OF OPERATIONS

Years Ended April 30, 2019 and 2018

	APRIL 30,
	2019	2018

REVENUE	$—	$—

EXPENSES
General and administrative expenses	125,164	1,421

Total Expenses	125,164	1,421

OPERATING LOSS	(125,164)	(1,521)

OTHER INCOME
Gain on settlement of liabilities	—	846

INCOME (LOSS) BEFORE TAXES	(125,164)	(575)

TAXES	—	—

NET INCOME (LOSS)	$(125,164)	$(575)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	247,777,311	114,210,736

The accompanying notes are an integral part of these audited financial statements

DISCOVERY GOLD CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

Years Ended April 30, 2019 and 2018

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 30, 2017	107,677,311	$107,677	$8,139,783	$(8,521,357)	$(273,897)

Shares issued in settlement of
accruals - related parties	139,000,000	139,000	41,700	—	180,700

Shares issued in settlement of
accounts payable and accruals	3,100,000	3,100	1,550	—	4,650

Net loss for the year	—	—	—	(575)	(575)

Balance at April 30, 2018	249,777,311	249,777	8,183,033	(8,521,932)	(89,122)

Net loss for the year	—	—	—	(125,164)	(125,164)

Balance at April 30, 2019	249,777,311	$249,777	$8,183,033	$(8,647,096)	$(214,286)

The accompanying notes are an integral part of these audited financial statements

DISCOVERY GOLD CORPORATION

STATEMENTS OF CASHFLOWS

Years Ended April 30, 2019 and 2018

	APRIL 30,
	2019	2018

Cash Flows from Operating Activities:

Net Income (Loss)	$(125,164)	$(575)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Gain on settlement of liabilities	—	(846)

Changes in working capital items:
Accounts payable and accruals	46,102	259
Accruals - related parties	69,765	278

Net Cash Flows Used in Operating Activities	(9,297)	(884)

Net Cash Flows from Investing Activities	—	—

Net Cash Flows from Financing Activities
Fees drawn in excess of bank balance	11	—
Advances under loans – related parties	7,697	—

New Cash Flows from Financing Activities	7,708	—

Net Change in Cash:	(1,589)	(884)

Beginning cash:	1,589	2,473

Ending Cash:	$—	$1,589

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$—	$4,650
Shares issued to settle accruals - related parties	$—	$180,700

The accompanying notes are an integral part of these audited financial statements

DISCOVERY GOLD CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Discovery Gold Corporation., a Nevada corporation, (“Discovery Gold,” “the Company,” “We," "Us" or “Our’) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of its common stock.  No potential merger candidate has been identified at this time.

As further discussed below in Note 10. Subsequent Events below, on June 20, 2019, GRN Funds, LLC, a Washington limited liability company, and its manager and Chief Executive Officer, Justin Costello, purchased a total of 139 million shares of the Company’s common stock representing 55.65% of its issued and outstanding shares, in a private transaction with Stephen Flechner and David Cutler. As a result of the closing of the transaction on June 25, 2019, GRN Funds, LLC and Mr. Costello acquired a majority of the issued shares eligible to vote. The total purchase price of $300,000 was paid in cash by GRN Funds, LLC. As a condition to the closing of the transaction, the Company’s Directors Mr. Stephen Flechner and Mr. Ralph Shearing resigned, and Mr. Flechner resigned as Chief Executive Officer and President, and Mr. Justin Costello was concurrently named Director of the Company, President and Chief Executive Officer. As a term and condition of the transaction, Messrs. Flechner and Cutler agreed to satisfy Company accounting, professional and legal fees totaling approximately $70,000.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended April 30, 2019, we reported a net loss of $125,164 and an accumulated deficit of $8,647,096 as of April 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The Company has elected an April 30 year-end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of April 30, 2019 and 2018, we did not maintain any balance of cash equivalents.

Financial Instruments

The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amount of the our accounts payable and accruals, our accruals- related parties and loans – related parties approximate their fair values because of the short-term maturities of these instruments.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of accounts payable and accruals and our accruals- related parties. The carrying amount of the out accounts payable and accruals, accruals- related parties and loans – related parties approximates their fair values because of the short-term maturities of these instruments.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long term liabilities in the financial statements.

Revenue Recognition:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates are required under Topic 606 than were required under the prior generally accepted accounting principles of Topic 605, Revenue Recognition (“Topic 605”).

During the years ended April 30, 2019 and 2018, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur.  No advertising costs were incurred during the year ended April 30, 2019 or 2018.

Stock Based Compensation:

The cost of equity instruments issued to non-employees in return in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” for goods and services is measured by the fair value of the goods or services received or the measurement date fair value of the equity instruments issued, whichever is the more readily determinable. Measurement date for non-employees is the earlier of performance commitment date or the completion of services. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued in accordance with ASC 718 “Compensation - Stock Compensation.”

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended April 30, 2019 and 2018.

Subsequent Events:

We have evaluated all transactions from April 30, 2019 through the date these financial statements were issued for subsequent event disclosure consideration. See Note 10. Subsequent Events.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUALS

On April 23, 2018, we issued 3,100,000 shares of our common stock valued at $4,650 to a creditor of ours in settlement of the balance of consulting fees due to him.

As of April 30, 2019 and 2018, $83,000 of the accounts payable and accruals balance related to legal fees owed to a single creditor. Effective May 2, 2018, we entered into an agreement with the creditor and the two shareholders controlling the majority of our outstanding shares of common stock pursuant to which all parties agreed that in the event that the two controlling shareholders were to sell their shares, the outstanding liability to the creditor will be satisfied in full out of the sales proceeds received by the two controlling shareholders. The original term of the agreement expired at December 31, 2018. However, effective December 31, 2018 the term of the agreement was extended to April 30, 2019, and effective April 30, 2019, the term of the agreement was further extended to August 31, 2019.

As further discussed in Note 10. Subsequent Events below, effective June 25, 2019, the entire balance of accounts payable and accruals outstanding at April 30, 2019 was satisfied in full out of the sales proceeds received by the two controlling shareholders on the sale of their shares to GRN Funds, LLC.

NOTE 5. ACCRUALS - RELATED PARTIES

On April 13, 2018, we issued 139,000,000 shares of our common stock valued at $180,700 in settlement of the substantial majority of accrued compensation to a current and a former director and officer of the Company.

As of April 30, 2019 and 2018, a balance of $77,218 and $7,453, respectively, represented accrued compensation due to a current officer and director, our current non-executive director and a former director and officer of the Company who is now a greater than 10% shareholder in the Company.

As further discussed in Note 10. Subsequent Events below, effective June 25, 2019, the entire balance of accruals – related parties outstanding at April 30, 2019 was satisfied in full out of the sales proceeds received by the two controlling shareholders on the sale of their shares to GRN Funds, LLC.

NOTE 6. LOANS- RELATED PARTIES

During the year ended April 30, 2019, our two principal shareholders advanced to us a total of $7,697 as working capital to meet our operating expenses. The loans were unsecured, interest free and due on demand.

As further discussed in Note 10. Subsequent Events below, effective June 25, 2019, the entire balance of loans – related parties outstanding at April 30, 2019 was satisfied in full out of the sales proceeds received by the two controlling shareholders on the sale of their shares to GRN Funds, LLC.

NOTE 7. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for any of the periods presented in these financial statements because we have accumulated substantial operating losses since inception.  When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit.  We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended April 30, 2019 and 2018 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Year ended April 30,
	2019	2018

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%

Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Year ended April 30,
	2019	2018

Tax credit (expense) at statutory rate (26%)	$32,543	$150
Increase in valuation allowance	(32,543)	(150)

Net deferred tax assets	$—	$—

The change in valuation allowance for the years ended April 30, 2019 and 2018 was $32,393 and $150, respectively.

As of April 30, 2019, the Company had a federal net operating loss carryforward of approximately $8,286,000. The annual offset of this carryforward loss against any future taxable profits will be substantially limited under the provisions of Internal Revenue Code Section 381 due to the change in control that took place in the year ended April 30, 2018 and the further change of control as described in Note 10. Subsequent Events below.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings the years ended April 30, 2019 and 2018, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We were not subject to any contractual obligations during the years ended April 30, 2019 and 2018.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of April 30, 2019, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding during the years ended April 30, 2019 and 2018.

Common Stock

As of April 30, 2019, we were authorized to issue 250,000,000 shares of common stock with a par value of $0.001.

Year ended April 30, 2018

On April 13, 2018, we issued 139,000,000 shares of our common stock valued at $180,700 to a current and former director and officer of ours in settlement of the substantial majority of their accrued compensation.

On April 23, 2018, we issued 3,100,000 shares of our common stock valued at $4,650 to a creditor of ours in settlement of the balance due to him.

As of April 30, 2018, 249,777,311 shares of common stock were issued and outstanding.

Year ended April 30, 2019

No shares of common stock were issued during the year ended April 30, 2019.

As of April 30, 2019, 249,777,311 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the years ended April 30, 2019 and 2018.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after April 30, 2019 through the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required, other than as disclosed below.

On June 20, 2019, GRN Funds, LLC, a Washington limited liability company, and its manager and Chief Executive Officer, Justin Costello, purchased a total of 139 million shares of the Company’s common stock representing 55.65% of its issued and outstanding shares, in a private transaction with Stephen Flechner and David Cutler. As a result of the closing of the transaction on June 25, 2019, GRN Funds, LLC and Mr. Costello acquired a majority of the issued shares eligible to vote. The total purchase price of $300,000 was paid in cash by GRN Funds, LLC. As a condition to the closing of the transaction, the Registrant’s Directors Mr. Stephen Flechner and Mr. Ralph Shearing resigned, and Mr. Flechner resigned as Chief Executive Officer and President, and Mr. Justin Costello was concurrently named Director of the Company, President and Chief Executive Officer.

Effective June 25, 2019, all outstanding balances of accounts payable and accruals, accruals-related parties and loan-related parties were satisfied in full out of the sales proceeds received by the two controlling shareholders on the sale of their shares to GRN Funds, LLC.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Stephen E. Flechner, the Company’s Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended April 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting identified below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). This evaluation was conducted by Stephen E. Flechner, the Company’s chief executive officer, and chief financial officer. Based on its assessment, the Company’s management believes that, as of April 30, 2019, the Company’s internal control over financial reporting was not effective based on those criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls and implement appropriate information technology controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

i.	We do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

ii.	We did not maintain appropriate cash controls – As of April 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

iii.	We did not implement appropriate information technology controls – As at April 30, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Notwithstanding the weakness, the management does not believe that the weakness had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, the Company’s Chief Executive Officer and Chief Financial Officer have been holding regular Board meetings to keep the Board members current on all issues.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our directors and executive officers:

Name	Age	Position with the Company	Term
Stephen E. Flechner(1)	75	Chief Executive Officer, President and Director	April 19, 2012 - June 25, 2019
Ralph Shearing(1)	61	Director	February 23, 2017 - June 25, 2019
Justin Costello(2)	38	Chief Executive Officer, President and Director	June 25, 2019 - present

The board of directors has no nominating, audit or compensation committee at this time.

(1) On June 25, 2019, directors Stephen Flechner and Ralph Shearing resigned as Directors. Neither Mr. Flechner nor Mr. Shearing held positions on any committee of the Board of Directors at the time of their respective resignations. Their respective resignations were not the result of any disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.

(2) On June 25, 2019, the Registrant appointed Justin Costello, age 38, Director, President and Chief Executive Officer.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended April 30, 2019 is as follows:

STEPHEN FLECHNER was appointed as President, Chief Executive Officer and director of the Company on April 19, 2012, and as Chief Financial Officer effective February 23, 2017. Mr. Flechner resigned from his positions with the Company effective June 25, 2019. During the last five years, in addition to work for the Company, Mr. Flechner has been President of Centennial Mining since October 2015; Centennial is a Nevada corporation that put together the Corcoran silver project (consisting of 253 mining claims in Nye County, Nevada), and sold it in December 2017 to an Australian company. Mr. Flechner has also consulted since March 2017 with E-79 Media, LLC, a California company engaged in digital media and music lifestyle. Previously, he served various private and publicly traded companies in senior management or consulting roles. From 1979 to 1993 he was vice president/general counsel of Gold Fields Mining Company, the U.S. operating subsidiary of the former South African mining giant, Consolidated Gold Fields of London. During his tenure with Gold Fields U.S., the organization grew from 20 to 1200 people while developing three highly profitable gold mines, two of which were subsequently acquired by Newmont Mining. Mr. Flechner is a graduate of the Yale Law School; formerly practiced corporate, M&A and securities law for New York law firms and NYSE-traded conglomerates; and has lectured at the Rocky Mountain Mineral Law Institute on “Environmental Laws & Regulations Governing Gold Mining.”

RALPH SHEARING was appointed as director of the Company on February 13, 2012 and resigned from his position with the Company effective June 25, 2019. Mr. Shearing is a professional geologist with extensive experience throughout North America and internationally.  He is a graduate of the University of British Columbia, earning a B.Sc. Geology degree.  Since graduating in 1981, he has been directly involved in several world class exploration and development projects and has gained hands-on experience in all aspects of mineral exploration, including geophysics, geochemistry, geology, and diamond core drilling.  In 1986, Mr. Shearing founded and is currently the CEO and President of Soho Resources Corp., a TSX Venture Exchange listed mining company developing the Tahuehueto Project, a gold and silver deposit in Mexico.  The Company appointed Mr. Shearing as a Director and Geological Consultant on account of his 25 years of active involvement with the management and directing of publicly traded companies, combined with his practical mining experience, which have given him unique insight into the industry and allowed him to develop a well-rounded business approach for junior resource companies.

JUSTIN COSTELLO was appointed as director and President and Chief Executive Officer on June 25, 2019. Mr. Costello manages and is the Chief Executive Officer of GRN Funds, LLC, a private equity and hedge fund.

Identification of Significant Employees

We currently have no other significant employees other than our sole executive officer and director, Mr. Justin Costello.

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

Security Holders Recommendations to Board of Directors

We do not currently have a process for security holders to send communications to the board of directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to the Company at our executive offices.

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

Item 11.  Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided to the Company in the fiscal years ended April 30, 2019 and 2018 in their capacity as such officers.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings($)	All other compensation ($)	Total ($)

Stephen Flechner	2018	-	-	-	-	-	-	-	-
President, Chief Executive Officer and director (1)	2019	60,000	-	-	-	-	-	-	$60,000

Justin Costello (2) Director, Chief Executive Officer and Chief Financial Officer	2019	-	-	-	-	-	-	-	-

(1)  Stephen Flechner resigned as director, President, Chief Executive Officer, Treasurer and Secretary of the Company on June 25, 2019.

(2) Justin Costello was appointed director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company on June 25, 2019.

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

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of April 30, 2019.

Director Compensation

The following table sets forth the compensation received by our directors in the fiscal year ended April 30, 2019 and 2018 in their capacity as directors:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Stephen Flechner 2019	0	0	0	0	0	0	0
2018	77,218	0	0	0	0	0	77,218
Ralph Shearing 2019	$10,000	0	0	0	0	0	$10,000
2018	0	0	0	0	0	0	0

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 30, 2019, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Stephen E. Flechner 1337 S. Fillmore Street Denver, Colorado 80210	Common Stock	71,350,000	28.56%
Ralph Shearing 1780 Arbor Lynn Dr. N. Vancouver, B.C. Canada V75ZV8	Common Stock	-	-
All Officers and Directors as a Group (2 Persons)(3)	Common Stock	71,350,000	28.56%
David Cutler 9605 W 49th Ave. #200 Wheat Ridge, CO 80033	Common Stock	70,150,000	28.08%
Steven Ross 2275 NW 150th St. Unit D Opa Locka, FL 33054	Common Stock	24,688,481	9.88%
Total of All Beneficial Owners	Common Stock	94,838,481	37.96%

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

(2) Based on 249,777,311 issued and outstanding shares of Common Stock as of April 30, 2019.

(3) On June 20, 2019, GRN Funds, LLC, a Washington limited liability company, and its manager and Chief Executive Officer, Justin Costello, purchased a total of 139 million shares of the Company’s common stock representing 55.65% of its issued and outstanding shares, in a private transaction with Stephen Flechner and David Cutler. As a condition to the closing of the transaction, Directors Mr. Stephen Flechner and Mr. Ralph Shearing resigned, and Mr. Flechner resigned as Chief Executive Officer, President, Secretary and Treasurer, and Mr. Justin Costello was concurrently named Director of the Company, President and Chief Executive Officer, Secretary and Treasurer.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

None.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

Item 14.  Principal Accounting Fees and Services.

	Year Ended April 30, 2019	Year Ended April 30, 2018
Audit fees	$2,000	$6,500
Audit-related fees	$0	$4,500
Tax fees	$0	$0
All other fees	$0	$0
Total	$2,000	$11,000

Audit Fees

During the fiscal year ended April 30, 2019, we incurred approximately $2,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2019.

During the fiscal years ended April 30, 2019, we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended April 30, 2018.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2019 and 2018 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended April 30, 2019 for products and services provided by our principal independent accountants was $0.

Pre-Approval Policies and Procedures

Our board of directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

Item 15.               Exhibits, Financial Statement Schedules.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by reference.
3.02	Articles of Merger	Filed with the SEC on July 16, 2012 as part of the current report on Form 8-K and incorporated herein by reference.
3.03	Bylaws	Filed with the SEC on June 3, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by reference.
10.1	Stock Purchase Agreement dated June 20, 2019 by and between Stephen Flechner, David Cutler, and GRN Funds, LLC.	Filed with the SEC on July 1, 2019 on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY GOLD CORPORATION

Date: August 14, 2019	By:	/s/Justin Costello
Justin Costello
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Costello	Chief Executive Officer, Chief Financial Officer, President, Director	August 14, 2019
Justin Costello	(Principal Executive Officer) (Principal Financial Officer)

