Form 10-Q
period 2019-07-31
GRN Holding Corp
filed 2019-09-23
CIK 1492448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number:  000-54709

GRN HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2616571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 2nd Avenue, Suite 3900, Seattle, WA	98104
(Address of Principal Executive Offices)	(Zip Code)

 425-830-1192

(Registrant’s telephone number, including area code)

N/A

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: none

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 20, 2019, there were 249,777,311 shares of common stock, $0.001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures	11
		11
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURES		14

i

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GRN HOLDING CORPORATION
(FORMERLY DISCOVERY GOLD CORPORATION)
BALANCE SHEETS (UNAUDITED)

	July 31,	April 30,
	2019	2019

ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Fees Drawn in Excess of Bank Balance	$—	$11
Accounts Payable	7,457	129,360
Accruals - Related Parties	—	77,218
Loans - Related Parties	3,500	7,697

Total Current Liabilities	10,957	214,286

Total Liabilities	10,957	214,286

Shareholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value, 250,000,000 shares
authorized, 249,777,311 issued and outstanding	249,777	249,777
Additional Paid-In Capital	8,380,759	8,183,033
Accumulated Deficit	(8,641,493)	(8,647,096)

Total Shareholders' Deficit	(10,957)	(214,286)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
(FORMERLY DISCOVERY GOLD CORPORATION)
STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2019	2018

REVENUE	$—	$—

EXPENSES
General and administrative expenses	26,778	27,092

Total Expenses	26,778	27,092

OPERATING LOSS	(26,778)	(27,092)

OTHER INCOME
Gain on settlement of liabilities	32,381	—

NET INCOME (LOSS)	$5,603	$(27,092)

Net Income (Loss) per Common Share: Basic and Diluted	$0.00	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	249,777,311	249,777,311

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
(FORMERLY DISCOVERY GOLD CORPORATION)
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

			Additional
	Common Shares		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 30, 2018	24,977,311	$249,777	$8,183,033	$(8,521,932)	$(89,122)

Net loss for the period	—	—	—	(27,093)	(27,093)

Balance at July 31, 2018	24,977,311	$249,777	$8,183,033	$(8,549,025)	$(116,215)

Balance at April 30, 2019	24,977,311	$249,777	$8,183,033	$(8,647,097)	$(214,287)

Capital contributions by previous principal shareholders	—	—	111,579	—	111,579

Forgiveness of related party debt	—	—	86,147	—	86,147

Net income for the period	—	—	—	5,603	5,603

Balance at July 31, 2019	24,977,311	$249,777	$8,380,759	$(8,641,493)	$(10,957)

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
(FORMERLY DISCOVERY GOLD CORPORATION)
STATEMENTS OF CASHFLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2019	2018

Cash Flow from Operating Activities:

Net Income (Loss)	$5,603	$(27,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on settlement of liabilities	(32,381)	—

Changes in working capital items:
Accounts payable	(89,522)	8,742
Accruals - related parties	—	17,099

Net Cash Used In Operating Activities	(116,300)	(1,251)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Fees drawn in excess of bank balance	(11)	—
Advances - related parties	4,732	—
Capital contributions by previous principal shareholders	111,579	—

Net Cash Flow Provided by Financing Activities	116,300	—

Net Change in Cash:	—	(1,251)

Beginning cash:	—	1,589

Ending Cash:	$—	$338

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Supplemental Disclosures of Non-Cash Financing Activities
Forgiveness of related party debt	$86,147	$—

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDINGS CORPORATION

(FORMERLY DISCOVERY GOLD CORPORATION)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2019

(UNAUDITED)

NOTE 1: DESCRIPTION OF BUSINESS

GRN Holding Corporation (formerly Discovery Gold Corporation), a Nevada corporation, (“GRN,” “the Company,” “We," "Us" or “Our’) is a publicly-quoted shell company seeking to create value for its shareholders by seeking out acquisitions, mergers and business combinations.

On June 20, 2019, GRN Funds, LLC, a Washington limited liability company, and its manager and Chief Executive Officer, Justin Costello, purchased a total of 139 million shares of the Company’s common stock representing 55.65% of its issued and outstanding shares, in a private transaction with Stephen Flechner and David Cutler. As a result of the closing of the transaction on June 25, 2019, GRN Funds, LLC and Mr. Costello acquired a majority of the issued shares eligible to vote. As a condition to the closing of the transaction, the Company’s Directors Mr. Stephen Flechner and Mr. Ralph Shearing resigned, and Mr. Flechner resigned as Chief Executive Officer and President, and Mr. Justin Costello was concurrently named Director of the Company, President and Chief Executive Officer. As a term and condition of the transaction, Messrs. Flechner and Cutler agreed to satisfy Company outstanding liabilities totaling $111,579 and forgive outstanding liabilities of $86,147.

On July 16, 2019, the Board of Directors met and unanimously approved a resolution recommending an amendment to the Company’s articles of incorporation to change the name of the Company to GRN Holding Corporation, and to file a Corporate Action Notification Form with FINRA to formally change the Company’s name and trading symbol. The Board of Directors thereafter called for and convened a special meeting of the stockholders. On July 16, 2019, stockholders beneficially owning a majority of the shares eligible to vote consented to the amendment of the Company’s articles of incorporation to change its name to GRN Holding Corporation and authorized the filing of a Corporate Action Notification Form with FINRA to formally change the Company’s name and trading symbol.

On August 19, 2019, the Company filed a formal amendment to its articles of incorporation with the Nevada Secretary of State formally changing its name to GRN Holding Corporation.

The Company filed its application to FINRA for a name and symbol change and will advise the Commission and the public for an expected market effective date for these changes when known.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income. For the three months ended July 31, 2019, we reported an operating loss of $26,778, and had an accumulated deficit of $8,641,493 as of July 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied. The Company has elected an April 30 year-end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with US GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2019 and for the related periods presented. The results for the three months ended July 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended April 30, 2019 included in the Form 10K, filed with the Securities and Exchange Commission on August 14, 2019.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of July 31, 2019 and April 30, 2019, our cash balance was $0.

Fair Value Measurements

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

Our financial instruments consist of bank overdraft, accounts payable, accrued expenses - related parties and loans – related parties. The carrying amount of our bank overdraft, accounts payable, accrued expenses- related parties and loans payable – related party approximates their fair values because of the short-term maturities of these instruments

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 5, 6 and 7 below for details of related party transactions in the period presented.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three-month periods ended July 31, 2019 and 2018.

Recently-Issued Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE

As of July 31, 2019 and April 30, 2019, our balance of accounts payable was $7,457 and $129,360, respectively.

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to satisfy outstanding accounts payable totaling $101,579 by way of capital contributions to the Company. These capital contributions have been recognized in additional paid in capital. Contemporaneously with these payments, creditors who were owed a total of $125,000 agreed to accept payment of $92,619 in full and final of their liabilities. According we recognized a gain of $32,381 on the settlement of these liabilities as other income.

NOTE 5. ACCRUALS - RELATED PARTIES

As of July 31, 2019 and April 30, 2019, our balance of accrual – related parties was $0 and $77,218, respectively.

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to settle the entire outstanding balance of accruals – related parties by payment of $10,000 by way of capital contributions to the Company and forgiveness of accruals- related parties of $77,218. Both the capital contribution of $10,000 and the forgiveness of accruals-related parties of $77,218 have been recognized in additional paid in capital.

NOTE 6. LOANS- RELATED PARTIES

As of July 31, 2019 and April 30, 2019, our balance of loans – related parties was $3,500 and $7,697, respectively.

Between May 1, 2019 and June 25, 2019, one of our former principal shareholders advanced to us $1,232 to fund our working capital needs

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to forgive the total balance of loans- related parties of $8,929. The forgiveness of the balance of $8,929 loan -related parties has been recognized in additional paid in capital.

During the period from June 26, 2019 to July 31, 2019, our new principal shareholder, GRN Funds, LLC, advanced $3,500 to us by way of loan to fund our working capital requirements. The loan was unsecured, interest free and due on demand.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of July 31, 2019 and April 30, 2019, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

As of July 31, 2019 and April 30, 2019, no shares of preferred stock were issued and outstanding.

Common Stock

As of July 31, 2019 and April 30, 2019, we were authorized to issue 250,000,000 shares of common stock with a par value of $0.001.

No shares of common stock were issued during the three-month periods ended July 31, 2019 and 2018.

As of July 31, 2019 and April 30, 2019, 249,777,311 shares of common stock were issued and outstanding.

Additional Paid in Capital

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to satisfy outstanding accounts payable totaling approximately $101,579 and accruals- related party of $10,000 by way of capital contributions to the Company. These capital contributions totaling $111,579 have been recognized in additional paid in capital.

In addition, effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to forgive accruals-related parties of $77,218 and loans-related parties of $8,829. The total forgiveness of $86,147 related party debt has been recognized in additional paid in capital.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after July 31, 2019, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as discussed below:

Subsequent to July 31, 2019, our principal shareholder, GRN Funds LLC, has provided a further $8,895 to us by way of loan to fund our operating expenses.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses and attempt to acquire, merge or seek a business combination for growth to create value for our shareholders.

There can be no assurance that we will successfully complete such an acquisition, merger or business combination. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any acquisition, merger or business combination completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

At this time, we have little cash on hand or committed resources of debt or equity to fund these losses, and will be reliant, potentially, on advances from our principal shareholder, director and officer.

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

We intend to seek, investigate and, if such investigation warrants, acquire, merge with, or engage in business combinations in business opportunities presented to us by persons or firms. We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We may seek a business acquisition, merger or combination with entities which have recently commenced operations, or that desire to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We expect that the selection of a business acquisition, merger or combination will be complex and risky. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our director. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of any business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2019 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2018

Revenue

We recognized no revenue during the three-month periods ended July 31, 2019 and 2018, as we have no business from which to generate revenue.

General and Administrative Expenses

During the three months ended July 31, 2019, we incurred $26,778 in general and administrative expenses which was broadly comparable to the $27,092 we incurred in general and administrative expenses during the three months ended July 31, 2018, representing a decrease of just $314. General and administrative expenses included director’s fees and legal and accounting fees.

Other Income (Expense)

During the three months ended July 31, 2019, creditors who were owed a total of $125,000 agreed to accept payment of $92,619 in full and final of their liabilities. According we recognized a gain of $32,381 on the settlement of these liabilities as other income.

By comparison, during the three months ended July 31, 2018, we recognized no other income or expense in the period.

Net Income (Loss)

During the three months ended July 31, 2019, we recognized net income of $5,603 compared to a net loss of $27,092 in the three months ended July 31, 2018, a variance of $32,695. The variance was principally due to the gain of $32,381 we recognized on the settlement of certain liabilities during the three months ended July 31, 2019 while no comparable gain was recognized during the three months ended July 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2019, we had no cash or cash equivalents or other assets, no operating business or other source of income and outstanding liabilities of $10,957 while our shareholders’ deficit was $8,641,493.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and, or, equity financing to meet ongoing operating expenses and attempt to acquire, merge with or engage in a business combinations with another entity or entities to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed, and future losses are likely to occur.

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended April 30, 2019 and 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources (uses) of cash for the three months ended July 31, 2019 and 2018 were as follows:

	Three months ended	Three months ended
	July 31, 2019	July 31, 2018

Net Cash Used in Operating Activities	$(116,300)	$(1,251)
Net Cash from Investing Activities	—	—
Net Cash from Financing Activities	116,300	—
Net Change in Cash and Cash Equivalents	$ (—)	$(1,251)

Operating Activities

During the three months ended January 31, 2019, we recognized net income of $5,603, which was decreased for cash flow purposes by our non-cash gain of $32,381 on the settlement of certain of our liabilities and an $89,522 decrease in accounts payable resulting in net cash flow used in operating activities of $116,300. By comparison, during the three months ended July 31, 2018, we recognized a net loss of $27,092 which was largely offset for cash flow purposes by a $8,742 increase in accounts payable and a $17,099 increase in accruals- related parties resulting in net cash flow used in operating activities of $1,251.

Investing Activities

We neither generated nor used funds in investing activities during the three months ended July 31, 2019 and 2018.

Financing Activities

During the three months ended July 31, 2019, we received $111,579 by way of capital contributions from our former principal shareholders and $4,732 by way of loans from our former ($1,232) and current ($3,500) principal shareholders, to fund our working capital requirements. We also repaid $11 in respect of fees drawn in excess of our bank balance.

By comparison, we neither generated nor used funds in financing activities during the three months ended July 31, 2018.

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

None.

ITEM 3.

QUANTATIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely and reliable financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

As of the quarter ended July 31, 2019, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on that evaluation, we concluded that because of the material weaknesses in our internal control over financial reporting our disclosure controls and procedures were not sufficient as of July 31, 2019.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered securities was completed during the three months ended July 31, 2019 or 2018.

ITEM 3.

DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three months ended July 31, 2019 or 2018.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION

None.

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

GRN Holding Corporation

Date: September 23, 2019	By:	/s/ Justin Costello
Justin Costello Director, President, Chief Executive Officer and Chief Financial Officer