Form 10-Q
period 2019-10-31
GRN Holding Corp
filed 2019-12-23
CIK 1492448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2019

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number:  000-54709

GRN HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2616571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1700 Seventh Avenue, Suite 2300, Seattle, WA	98101
(Address of Principal Executive Offices)	(Zip Code)

 425-830-1192

(Registrant’s telephone number, including area code)

1000 2nd Avenue, Ste. 3900, Seattle WA 98104

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

As of October 31, 2019, there were 249,777,311 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I

Item 1 Financial Statements

GRN HOLDING CORPORATION
(FORMERLY DISCOVERY GOLD CORPORATION)
BALANCE SHEETS (UNAUDITED)

	October 31,	April 30,
	2019	2019

ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Fees Drawn in Excess of Bank Balance	$—	$11
Accounts Payable	12,618	129,360
Accruals - Related Parties	—	77,218
Loans - Related Parties	29,122	7,697

Total Current Liabilities	41,740	214,286

Total Liabilities	41,740	214,286

Shareholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized	—	—
none issued and outstanding
Common Stock, $0.001 par value, 250,000,000 authorized,
249,777,311 issued and outstanding	249,777	249,777
Additional Paid in Capital	8,380,759	8,183,033
Accumulated Deficit	(8,672,276)	(8,647,096)

Total Shareholders' Deficit	(41,740)	(214,286)

Total Liabilities and Shareholders' Deficit	$—	$—

 The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
(FORMERLY DISCOVERY GOLD CORPORATION)
STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative	30,783	28,088	57,561	55,181

Total Expenses	30,783	28,088	57,561	55,181

OPERATING LOSS	(30,783)	(28,088)	(57,561)	(55,181)

OTHER INCOME
Gain on settlement of liabilities	—	—	32,381	—

LOSS BEFORE TAXES	(30,783)	(28,088)	(25,180)	(55,181)

TAXES	—	—	—	—

NET LOSS	(30,783)	(28,088)	(25,180)	(55,181)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	249,777,311	249,777,311	249,777,311	249,777,311

 The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
(FORMERLY DISCOVERY GOLD CORPORATION)
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)
			Additional		Total
	Common Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2018	24,977,311	$249,777	$8,183,033	$(8,521,932)	$(89,122)

Net loss for the period	—	—	—	(27,093)	(27,093)

Balance at July 31, 2018	24,977,311	249,777	8,183,033	(8,549,025)	(116,215)

Net loss for the period	—	—	—	(28,088)	(28,088)

Balance at October 31, 2018	24,977,311	$249,777	$8,183,033	$(8,577,113)	$(144,303)

Balance at April 30, 2019	24,977,311	$249,777	$8,183,033	$(8,647,096)	$(214,286)

Capital contributions by
previous principal shareholders	—	—	111,579	—	111,579

Forgiveness of related party debt	—	—	86,147	—	86,147

Net income for the period	—	—	—	5,603	5,603

Balance at July 31, 2019	24,977,311	249,777	8,380,759	(8,641,493)	(10,957)

Net loss for the period	—	—	—	(30,783)	(30,783)

Balance at October 31, 2019	—	$—	$8,380,759	$(8,672,276)	$(41,740)

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
(FORMERLY DISCOVERY GOLD CORPORATION)
STATEMENTS OF CASHFLOWS (UNAUDITED)
	For the Six Months Ended
	October 31
	2019	2018

Cash Flows (Used In) Operating Activities:
Net Loss	$(25,180)	$(55,181)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on settlement of liabilities	(32,381)	—

Changes in working capital items:
Accounts payable	(84,361)	21,242
Accruals - related parties	—	32,364

Net Cash (Used In) Operating Activities	(141,922)	(1,575)

Cash Flows From (Used In) Investing Activities:	—	—

Cash Flows From Financing Activities:
Fees drawn in excess of bank balance	(11)
Advances - related parties	30,354	—
Capital contribution by previous principal shareholders	111,579

Net Cash From Investing Activities	141,922	—

Net Change in Cash:	—	(1,575)

Beginning Cash	—	1,589

Ending Cash	$—	$14

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$—	$—

Cash paid for tax:	$—	$—

Supplemental Disclosures of Non-Cash Financing Activities
Forgiveness of related party debt	$86,147	$—

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDINGS CORPORATION

(FORMERLY DISCOVERY GOLD CORPORATION)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

On October 17, 2019, the Company entered into an executive employment agreement with Justin Costello to secure his services as President, Secretary, Treasurer and Director of the Company. The term of the agreement is for one year, which automatically renews for one-year terms. Mr. Costello agreed to an annual salary of $1.00.

On November 5, 2019, FINRA notified the Company of its processing and completion of the Corporate Action Notification Form to change the Company’s name to GRN Holding Corporation, and the concurrent issuance of the new trading symbol: “GRNF” that is currently listed on the OTC Markets.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income. For the six months ended October 31, 2019, we reported a net loss of $25,180, and had an accumulated deficit of $8,672,276 as of October 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied. The Company has elected an April 30 year-end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with US GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2019 and for the related periods presented. The results for the three and six months ended October 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended April 30, 2019 included in the Form 10K, filed with the Securities and Exchange Commission on August 14, 2019.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of October 31, 2019 and April 30, 2019, our cash balance was $0.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three- and six-month periods ended October 31, 2019 and 2018.

Recently-Issued Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE

As of October 31, 2019 and April 30, 2019, our balance of accounts payable was $12,618 and $129,360, respectively.

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to satisfy outstanding accounts payable totaling $101,579 by way of capital contributions to the Company. These capital contributions have been recognized in additional paid in capital. Contemporaneously with these payments, unrelated creditors who were owed a total of $125,000 agreed to accept payment of $92,619 in full and final of their liabilities. According we recognized a gain of $32,381 on the settlement of these liabilities as other income.

NOTE 5. ACCRUALS - RELATED PARTIES

As of October 31, 2019 and April 30, 2019, our balance of accrual – related parties was $0 and $77,218, respectively.

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

NOTE 6. LOANS- RELATED PARTIES

As of October 31, 2019 and April 30, 2019, our balance of loans – related parties was $29,122 and $7,697, respectively.

Between May 1, 2019 and June 25, 2019, one of our former principal shareholders advanced to us $1,232 to fund our working capital needs

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to forgive the total balance of loans- related parties of $8,929. The forgiveness of the balance of $8,929 loan -related parties has been recognized in additional paid-in capital.

During the period from June 26, 2019 to October 31, 2019, our new principal shareholder, GRN Funds, LLC, advanced $29,122 to us by way of loan to fund our working capital requirements. The loan was unsecured, interest free and due on demand.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of October 31, 2019 and April 30, 2019, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

As of October 31, 2019 and April 30, 2019, no shares of preferred stock were issued and outstanding.

Common Stock

As of October 31, 2019 and April 30, 2019, we were authorized to issue 250,000,000 shares of common stock with a par value of $0.001.

No shares of common stock were issued during the three-and six-month periods ended October 31, 2019 and 2018.

As of October 31, 2019 and April 30, 2019, 249,777,311 shares of common stock were issued and outstanding.

Additional Paid-in Capital

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after October 31, 2019, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as discussed below:

On November 5, 2019, FINRA notified the Company of its processing and completion of the Corporate Action Notification Form to change the Company’s name to GRN Holding Corporation, and the concurrent issuance of the new trading symbol: “GRNF” that is currently listed on the OTC Markets.

On November 14, 2019, the Company announced it signed non-binding letters of intent to acquire Pacific Banking Corp., Pacific Merchant Processing, Inc., Microcap Advisors, LLC, SMLY, Inc. (d/b/a: 7 Point Financial and 9 Square Consulting), Soulshine Development Group, Inc., Soulshine CBD, Inc., One Source CBD, Mystic Ranch Development Co., LLC, Magic Beans Hemp, LLC and Sunshine Hemp, Inc. The closing of the transactions are subject to the completion of due diligence and the execution of material definitive agreements.

On December 9, 2019, the Company issued 66,666 shares of common stock to Nancy Norton for services rendered valued at $65,999.

On December 11, 2019, the Company announced it signed a non-binding letter of intent to acquire Squad Drone, located in Bellevue, Washington. The closing of the transaction is subject to the completion of due diligence and the execution of a material definitive agreement.

Subsequent to October 31, 2019, our principal shareholder, GRN Funds LLC, has provided a further $7,770 to us by way of loan to fund our operating expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses. We recently entered into non-binding letters of intent to acquire to acquire Pacific Banking Corp., Pacific Merchant Processing, Inc., Microcap Advisors, LLC, SMLY, Inc. (d/b/a: 7 Point Financial and 9 Square Consulting), Soulshine Development Group, Inc., Soulshine CBD, Inc., One Source CBD, Mystic Ranch Development Co., LLC, Magic Beans Hemp, LLC, Sunshine Hemp, Inc., and Squad Drone, Inc. The closing of these transactions are subject to our completion of due diligence and the execution of material definitive agreements containing comprehensive terms and conditions. Our goal is to diligently work to close some or all of these acquisitions and cease being a shell company and to create value for our shareholders.

There can be no assurance that we will successfully complete the noted acquisitions,. In particular, there is no assurance that these acquisitions will close, since due diligence has only recently begun, and no material definitive agreements have not been agreed to containing comprehensive terms and conditions. These acquisitions, along with any other mergers or business combinations contemplated and completed by us, can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

At this time, we have little cash on hand or committed resources of debt or equity to fund these losses, and will be reliant, potentially, on advances from our principal shareholder, director and officer.

We continue to seek, investigate and, if such investigation warrants, acquire, merge with, or engage in business combinations in business opportunities presented to us by persons or firms. We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2018

Revenue

We recognized no revenue during the three-month periods ended October 31, 2019 and 2018, as we have no business from which to generate revenue.

General and Administrative Expenses

During the three months ended October 31, 2019, we incurred $30,783 in general and administrative expenses which was broadly comparable to the $28,088 we incurred in general and administrative expenses during the three months ended October 31, 2018, representing an increase of $2,695. General and administrative expenses included legal and accounting fees.

Other Income (Expense)

During the three months ended October 31, 2019 and 2018, we recognized no other income or expense.

During the six months ended October 31, 2019, creditors who were owed a total of $125,000 agreed to accept payment of $92,619 in full and final of their liabilities. Accordingly, we recognized a gain of $32,381 on the settlement of these liabilities as other income. By comparison, during the six months ended October 31, 2018, we recognized no other income or expense in the period.

Net Income (Loss)

During the three months ended October 31, 2019, we recognized net loss of $30,783 compared to a net loss of $28,088 in the three months ended October 31, 2018, a variance of $2,695. The variance was principally due to an increase in legal and accounting fees of $2,695 during the three months ended October 31, 2019 over the three months ended October 31, 2018.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2019 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2018

Revenue

We recognized no revenue during the six-month periods ended October 31, 2019 and 2018, as we have no business from which to generate revenue.

General and Administrative Expenses

During the six months ended October 31, 2019, we incurred $57,561 in general and administrative expenses which was broadly comparable to the $55,181 we incurred in general and administrative expenses during the six months ended October 31, 2018, representing an increase of $2,380. General and administrative expenses included legal and accounting fees.

Other Income (Expense)

During the six months ended October 31, 2019 and 2018, we recognized no other income or expense.

During the six months ended October 31, 2019, creditors who were owed a total of $125,000 agreed to accept payment of $92,619 in full and final of their liabilities. Accordingly, we recognized a gain of $32,381 on the settlement of these liabilities as other income. By comparison, during the six months ended October 31, 2018, we recognized no other income or expense in the period.

Net Income (Loss)

During the six months ended October 31, 2019, we recognized net loss of $25,180 compared to a net loss of $55,181 in the six months ended October 31, 2018, a variance of $30,001. The decrease was due our recognition of a $32,381 gain on the settlement of liabilities to creditors, who were owed a total of $125,000, and agreed to accept payment of $92,619 in full and final of their liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2019, we had no cash or cash equivalents or other assets, no operating business or other source of income and outstanding liabilities of $41,740, while our shareholders’ deficit was $8,672,276.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and, or, equity financing to meet ongoing operating expenses, and in order to facilitate, to the extent our due diligence warrants, the completion of our acquisitions of Pacific Banking Corp., Pacific Merchant Processing, Inc., Microcap Advisors, LLC, SMLY, Inc. (d/b/a: 7 Point Financial and 9 Square Consulting), Soulshine Development Group, Inc., Soulshine CBD, Inc., One Source CBD, Mystic Ranch Development Co., LLC, Magic Beans Hemp, LLC, Sunshine Hemp, Inc., and Squad Drone, Inc. Since we entered into non-binding letters of intent to acquire these entities, and because our due diligence into these acquisitions is ongoing, and no material definitive agreements have been entered into containing comprehensive terms and conditions, there is no assurance that these acquisitions will be satisfactorily completed, and future losses are likely to occur.

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended April 30, 2019 and 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources (uses) of cash for the six months ended October 31, 2019 and 2018 were as follows:

	Six months ended	Six months ended
	October 31, 2019	October 31, 2018

Net Cash Used in Operating Activities	$(141,922)	$(1,575)
Net Cash from Investing Activities	—	—
Net Cash from Financing Activities	141,922	—
Net Change in Cash and Cash Equivalents	$—	$(1,575)

Operating Activities

During the six months ended October 31, 2019, we recognized net loss of $25,180, which was decreased for cash flow purposes by our non-cash gain of $32,381 on the settlement of certain of our liabilities and an $84,361 decrease in accounts payable resulting in net cash flow used in operating activities of $141,922. By comparison, during the six months ended October 31, 2018, we recognized a net loss of $55,181 which was largely offset for cash flow purposes by a $21,242 increase in accounts payable and a $32,364 increase in accruals- related parties resulting in net cash flow used in operating activities of $1,575.

Investing Activities

We used no funds in investing activities during the six months ended October 31, 2019 and 2018.

Financing Activities

During the six months ended October 31, 2019, we received $111,579 by way of capital contributions from our former principal shareholders and $30,354 by way of loans from our principal shareholder, to fund our working capital requirements. We also repaid $11 in respect of fees drawn in excess of our bank balance.

By comparison, we neither generated nor used funds in financing activities during the six months ended October 31, 2018.

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

As of the quarter ended October 31, 2019, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of October 31, 2019.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered securities was completed during the three months ended October 31, 2019 or 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three months ended October 31, 2019 or 2018

.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

*	Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

GRN Holding Corporation
Date:	December 23, 2019	By:	/s/ Justin Costello
Justin Costello Director, President, Chief Executive Officer and Chief Financial Officer
15