Form 10-Q
period 2020-01-31
GRN Holding Corp
filed 2020-03-16
CIK 1492448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2020

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

As of January 31, 2020 , and March 16, 2020 there were 249,843,977 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I

Item 1 Financial Statements

GRN HOLDING CORPORATION
BALANCE SHEETS
(UNAUDITED)

	January 31,	April 30,
	2020	2019

ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Fees Drawn in Excess of Bank Balance	$—	$11
Accounts Payable and Accruals	105,077	129,360
Accruals - Related Parties	—	77,218
Loans - Related Parties	113,581	7,697

Total Current Liabilities	218,658	214,286

Total Liabilities	218,658	214,286

Shareholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized	—	—
none issued and outstanding
Common Stock, $0.001 par value, 250,000,000 authorized,
249,843,977 and 249,777,311 issued and outstanding, respectively	249,844	249,777
Additional Paid in Capital	8,446,691	8,183,033
Accumulated Deficit	(8,915,193)	(8,647,096)

Total Shareholders' Deficit	(218,658)	(214,286)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative	242,917	26,779	300,478	81,960

Total Expenses	242,917	26,779	300,478	81,960

OPERATING LOSS	(242,917)	(26,779)	(300,478)	(81,960)

OTHER INCOME
Gain on settlement of liabilities	—	—	32,381	—

LOSS BEFORE TAXES	(242,917)	(26,779)	(268,097)	(81,960)

TAXES	—	—	—	—

NET LOSS	(242,917)	(26,779)	(268,097)	(81,960)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	249,815,716	249,777,311	249,790,113	249,777,311

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
(UNAUDITED)

			Additional
	Common Shares		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 30, 2018	249,777,311	$249,777	$8,183,033	$(8,521,932)	$(89,122)

Net loss for the period	—	—	—	(27,093)	(27,093)

Balance at July 31, 2018	249,777,311	249,777	8,183,033	(8,549,025)	(116,215)

Net loss for the period	—	—	—	(28,088)	(28,088)

Balance at October 31, 2018	249,777,311	249,777	8,183,033	(8,577,113)	(144,303)

Net loss for the period	—	—	—	(26,779)	(26,779)

Balance at January 31, 2019	249,777,311	$249,777	$8,183,033	$(8,603,892)	$(171,082)

Balance at April 30, 2019	249,777,311	$249,777	$8,183,033	$(8,647,096)	$(214,286)

Capital contributions by previous principal shareholders	—	—	111,579	—	111,579

Forgiveness of related party debt	—	—	86,147	—	86,147

Net income for the period	—	—	—	5,603	5,603

Balance at July 31, 2019	249,777,311	249,777	8,380,759	(8,641,493)	(10,957)

Net loss for the period	—	—	—	(30,783)	(30,783)

Balance at October 31, 2019	249,777,311	249,777	8,380,759	(8,672,276)	(41,740)

Stock issued for services	66,666	67	65,932	—	65,999

Net loss for the period	—	—	—	(242,917)	(242,917)

Balance at January 31, 2020	249,843,977	$249,844	$8,446,691	$(8,915,193)	$(218,658)

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	January 31,
	2020	2019

Cash Flows (Used In) Operating Activities:
Net Loss	$(268,097)	$(81,960)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on settlement of liabilities	(32,381)	—
Officer's compensation paid in common stock	65,999	—

Changes in working capital items:
Accounts payable and accruals	8,098	29,472
Accruals - related parties	—	44,794

Net Cash (Used In) Operating Activities	(226,381)	(7,694)

Cash Flows From (Used In) Investing Activities:	—	—

Cash Flows From Financing Activities:
Fees drawn in excess of bank balance	(11)	—
Loans - related parties	114,813	6,130
Capital contribution by previous principal shareholders	111,579	—

Net Cash From Investing Activities	226,381	6,130

Net Change in Cash:	—	(1,564)

Beginning Cash	—	1,589

Ending Cash	$—	$25

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$—	$—

Cash paid for tax:	$—	$—

Supplemental Disclosures of Non-Cash Financing Activities
Forgiveness of related party debt	$86,147	$—

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2020

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

On November 5, 2019, FINRA notified the Company of its processing and completion of the Corporate Action Notification Form to change the Company’s name to GRN Holding Corporation, and the concurrent issuance of the new trading symbol “GRNF” that is currently listed on the OTC Markets.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income. For the nine months ended January 31, 2020, we reported a net loss of $268,097, and had an accumulated deficit of $8,915,193 as of January 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied. The Company has elected an April 30 year-end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with US GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2020 and for the related periods presented. The results for the three and nine months ended January 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended April 30, 2019 included in the Form 10K, filed with the Securities and Exchange Commission on August 14, 2019.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of January 31, 2020 and April 30, 2019, our cash balance was $0.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three- and nine-month periods ended January 31, 2020 and 2019.

Recently-Issued Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUALS

As of January 31, 2020 and April 30, 2019, our balance of accounts payable was $105,077 and $129,360, respectively.

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

NOTE 5. ACCRUALS - RELATED PARTIES

As of January 31, 2020, and April 30, 2019, our balance of accrual – related parties was $0 and $77,218, respectively.

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

NOTE 6. LOANS- RELATED PARTIES

As of January 31, 2020, and April 30, 2019, our balance of loans – related parties was $113,581 and $7,697, respectively.

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

During the period from June 26, 2019 to January 31, 2020, our new principal shareholder, GRN Funds, LLC, advanced $113,581 to us by way of loan to fund our working capital requirements. The loan was unsecured, interest free and due on demand.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of January 31, 2020, and April 30, 2019, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

As of January 31, 2020, and April 30, 2019, no shares of preferred stock were issued and outstanding.

Common Stock

As of January 31, 2020, and April 30, 2019, we were authorized to issue 250,000,000 shares of common stock with a par value of $0.001.

On December 9, 2019, we issued 66,666 shares of common stock to an unrelated individual  for services rendered valued at $65,999.

No other shares of common stock were issued during the three-and nine-month periods ended January 31, 2020 and 2019.

As of January 31, 2020 and April 30, 2019, 249,843,977 and 249,777,311 shares of common stock were issued and outstanding, respectively.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after January 31, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses. During the period October 2019 through January 2020, we entered into various non-binding letters of intent to potentially acquire   Pacific Banking Corp., Pacific Merchant Processing, Inc., Microcap Advisors, LLC, SMLY, Inc. (d/b/a: 7 Point Financial and 9 Square Consulting), Soulshine Development Group, Inc., Soulshine CBD, Inc., One Source CBD, Mystic Ranch Development Co., LLC, Magic Beans Hemp, LLC, Sunshine Hemp, Inc., and Squad Drone, Inc. The closing of these transactions are subject to our execution of material definitive agreements containing comprehensive terms and conditions, which have not yet occurred. Our goal is to diligently work to close some or all of these acquisitions and cease being a shell company and to create value for our shareholders.

There can be no assurance that we will successfully complete the noted acquisitions. In particular, there is no assurance that these acquisitions will close, since no material definitive agreements have been agreed to containing comprehensive terms and conditions. These acquisitions, along with any other mergers or business combinations contemplated and completed by us, can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

At this time, we have no cash on hand or committed resources of debt or equity to fund operating losses, and will be reliant, potentially, on advances from our principal shareholder, director and officer.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2020 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2019

Revenue

We recognized no revenue during the three-month periods ended January 31, 2020 and 2019, as we have no business from which to generate revenue.

General and Administrative Expenses

During the three months ended January 31, 2020, we incurred $242,917 in general and administrative expenses compared to the $26,779 we incurred in general and administrative expenses during the three months ended January 31, 2019, representing an increase of $216,138. The growth was due to increased legal fees related to representation and consultation related to general corporate and securities matters including the Company’s filings with the Commission and investor relations costs.

Other Income (Expense)

During the three months ended January 31, 2020 and 2019, we recognized no other income or expense.

Net Income (Loss)

During the three months ended January 31, 2020, we recognized net loss of $242,917 compared to a net loss of $26,779 in the three months ended January 31, 2019, a variance of $216,138. The variance was principally due to an increase in legal fees of $2,695  during the three months ended January 31, 2020 over the three months ended January 31, 2019 concerning representation and consultation related to general corporate and securities matters including the Company’s filings with the Commission.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2020 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2019

Revenue

We recognized no revenue during the nine-month periods ended January 31, 2020 and 2019, as we have no business from which to generate revenue.

General and Administrative Expenses

During the nine months ended January 31, 2020, we incurred $300,478 in general and administrative expenses compared to the $81,960 we incurred in general and administrative expenses during the nine months ended January 31, 2019, representing an increase of $218,518. This increase is due to General and administrative expenses included (not included) legal fees concerning representation and consultation related to general corporate and securities matters including the Company’s filings with the Commission, and accounting fees and investor relations costs .

Other Income (Expense)

During the nine months ended January 31, 2020, creditors who were owed a total of $125,000 agreed to accept payment of $92,619 in full and final of their liabilities. Accordingly, we recognized a gain of $32,381 on the settlement of these liabilities as other income. By comparison, during the nine months ended January 31, 2019, we recognized no other income or expense in the period.

Net Income (Loss)

During the nine months ended January 31, 2020, we recognized net loss of $268,097 compared to a net loss of $81,960 in the nine months ended January 31, 2019, a variance of $186,137. The increase was due to increases in legal, accounting and investor relations costs.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2020, we had no cash or cash equivalents or other assets, no operating business or other source of income and outstanding liabilities of $218,658, while our shareholders’ deficit was $8,915,193.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and, or, equity financing to meet ongoing operating expenses, and in order to facilitate the completion of our acquisitions of Pacific Banking Corp., Pacific Merchant Processing, Inc., Microcap Advisors, LLC, SMLY, Inc. (d/b/a: 7 Point Financial and 9 Square Consulting), Soulshine Development Group, Inc., Soulshine CBD, Inc., One Source CBD, Mystic Ranch Development Co., LLC, Magic Beans Hemp, LLC, Sunshine Hemp, Inc., and Squad Drone, Inc. From October, 2019 through January, 2020, we entered into non-binding letters of intent  to acquire these entities, to date no material definitive agreements have been entered into containing comprehensive terms and conditions. There is no assurance that these acquisitions will be satisfactorily completed, and future losses are likely to occur.

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended April 30, 2019 and 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources (uses) of cash for the nine months ended January 31, 2020 and 2019 were as follows:

	Nine months ended	Nine months ended
	January 31, 2020	January 31, 2019

Net Cash Used in Operating Activities	$(226,381)	$(7,694)
Net Cash from Investing Activities	—	—
Net Cash from Financing Activities	226,381	6,130
Net Change in Cash and Cash Equivalents	$—	$(1,564)

Operating Activities

During the nine months ended January 31, 2020, we recognized net loss of $268,097, which was increased for cash flow purposes by our non-cash gain of $32,381 on the settlement of certain of our liabilities, offset by a $65,999 of services paid in common stock, and an increase of $8,098 in accounts payable resulting in net cash flow used in operating activities of ($226,381). By comparison, during the nine months ended January 31, 2019, we recognized a net loss of $81,960 which was largely offset for cash flow purposes by a $29,472 increase in accounts payable and a $44,974 increase in accruals- related parties resulting in net cash flow used in operating activities of ($7,694).

Investing Activities

We used no funds in investing activities during the nine months ended January 31, 2020 and 2019.

Financing Activities

During the nine months  ended January 31, 2020, by way of loans from our principal shareholder, we received $114,813 to fund our working capital requirements and capital contributions of $111,579. We also repaid $11 in respect of fees drawn in excess of our bank balance.

By comparison, we received $6,130 by way of related party loans during the nine months ended January 31, 2019.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon our controlling shareholder and director to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

As of the quarter ended January 31, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of January 31, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No sale of unregistered securities was completed during the three months ended January 31, 2020 or 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three months ended January 31, 2020 or 2018

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

GRN Holding Corporation

Date:	March 16, 2020	By:	/s/ Justin Costello
Justin Costello Director, President, Chief Executive Officer and Chief Financial Officer

