Form 10-K
period 2020-04-30
GRN Holding Corp
filed 2020-08-13
CIK 1492448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number: 000-54709

GRN HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2616571
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Seventh Avenue, Suite 2300 Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (425) 830-1192

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

$0.001 Par Value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☒  Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☐ Yes   ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes     ☐ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of common equity held by non-affiliates of the Registrant, as of the last day of the Registrant’s second fiscal quarter, was approximately $63,705,734.

As at April 30, 2020, and August 7, 2020, there were 249,843,977 shares of common stock, par value $0.001, issued and outstanding.

1

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

On July 12, 2012, we changed the name of the Company from Norman Cay Development, Inc. to Discovery Gold Corporation (“DGC”) to better reflect the direction and business of the Company.

On September 2, 2011, as the result of a Share Exchange Agreement with Discovery Gold Corporation Ghana Limited, a company organized under the laws of the country of Ghana (“DGG”), we acquired 100% of DGG’s outstanding shares in exchange for a one-time payment of $100,000 and 17,500,000 newly-issued shares of restricted Common Stock of the Company. As a result of closing the Share Exchange Agreement, the Company acquired DGG as its wholly-owned subsidiary. The acquisition of DGG by the Company did not require Ghana government regulatory consent under the Mining Act or any other applicable legislation of Ghana. On February 23, 2015, the Company sold all issued and outstanding shares in DGG to James Clark, thereby disposing of the wholly-owned subsidiary.

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

On June 20, 2019, GRN Funds, LLC, a Washington limited liability company, and its manager and Chief Executive Officer, Justin Costello, purchased a total of 139 million shares of the Registrant’s common stock representing 55.65% of the issued and outstanding shares, in a private transaction with Stephen Flechner and David Cutler. As a result of the closing of the transaction on June 25, 2019, GRN Funds, LLC and Mr. Costello acquired a majority of the issued shares eligible to vote. The total purchase price of $300,000 was paid by GRN Funds, LLC. As a condition to the closing of the transaction, the Registrant’s Directors Mr. Stephen Flechner and Mr. Ralph Shearing resigned, and Mr. Flechner resigned as Chief Executive Officer and President, and Mr. Justin Costello was concurrently named Director of the Registrant, President and Chief Executive Officer. As of the date of this filing, the Company has not commenced operations and remains a shell company.

On July 16, 2019, the Company’s Board of Directors met and unanimously approved a resolution recommending an amendment to the Company’s articles of incorporation to change the name of the Company to GRN Holding Corporation, and to file a Corporate Action Notification Form with FINRA to formally change the Company’s name and trading symbol. The Board of Directors thereafter called for and convened a special meeting of the stockholders. On July 16, 2019, stockholders beneficially owning a majority of the shares eligible to vote consented to the amendment of the Company’s articles of incorporation to change its name to GRN Holding Corporation and authorized the filing of a Corporate Action Notification Form with FINRA to formally change the Company’s name and trading symbol.

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

During the period October 2019 through January 2020, we entered into various non-binding letters of intent to potentially acquire Pacific Banking Corp., Pacific Merchant Processing, Inc., Microcap Advisors, LLC, SMLY, Inc. (d/b/a: 7 Point Financial and 9 Square Consulting), Soulshine Development Group, Inc., Soulshine CBD, Inc., One Source CBD, Mystic Ranch Development Co., LLC, Magic Beans Hemp, LLC, Sunshine Hemp, Inc., and Squad Drone, Inc . The closing of these transactions are subject to our execution of material definitive agreements containing comprehensive terms and conditions, which have not yet occurred  .

Our non-binding letters of intent, and corresponding pending material definitive agreements with Pacific Banking Corp., Pacific Merchant Processing, Inc., Microcap Advisors, LLC, Soulshine CBD, Inc., One Source CBD and Sunshine Hemp, Inc. are related party transactions in that Mr. Justin Costello, our sole director, officer and manager of our majority shareholder, GRN Funds, LLC, is an affiliate, shareholder, owner or manager of each respective entity.

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

Item 1A.              Risk Factors.

Not applicable.

Item 1B.              Unresolved Staff Comments.

Not applicable.

 Item 2.                Properties.

           The Company currently uses office space provided gratis by GRN Funds, LLC, located at 1700 Seventh Avenue, Ste. 2300, Seattle, WA 98101 as our corporate headquarters. The office space is not subject to a lease. As of the date of this Annual Report, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We currently do not own any real property.

Item 3.                Legal Proceedings.

As of the year ended April 30, 2020, and to date the following are pending material litigations involving claims exceeding $5,000, that individually or in the aggregate, involves the Company, or any of its directors, officers or affiliates:

1)       Dean Huge vs. Orlando Birgrager, Erik Blum, BBVI Consulting, SA, Weiser Global Capital Markets, Ltd., GRN Holding Corporation. Case No. A-20-814980-C; District Court for Nevada, Clark County. This action seeks damages by plaintiff Huge against BBVI, Blum and Weiser for breach of contract having to do with a private stock sale. The Company is named, but no allegations are made against the Company in the complaint, nor is there any prayer for relief that seeks legal damages or costs against the Company that could reasonably be calculated as a contingent liability at this time. The Company expects this case to be dismissed without any damages against it.

2)       CCSAC, Inc., a California corporation and CANN Distributors, Inc., a California corporation vs. Pacific Banking Corp., a Washington corporation, Justin Costello, an individual and GRN Funds, LLC, a Washington limited liability company. Case No. 20-cv-02102, filed in the U.S. District Court for the Northern District of California. This case involves claims of plaintiff CCSAC and CANN against Pacific Banking Corp. for breach of contract whereby Pacific Banking Corp. was obligated to (1) make certain tax payments on behalf of plaintiffs; (2) pay certain vendors; and, (3) make timely payroll payments. Plaintiff alleges that: (a) it transferred $2.8 million dollars to Pacific Banking Corp. for these purposes pursuant to contract; (b) Pacific Banking Corp. transferred the funds to GRN Funds, LLC; and (c) defendant Pacific Banking Corp. failed to make the necessary payments under contract, provide a reconciliation, or account for the funds. Defendant GRN Funds, LLC is the majority stockholder of the Company. Justin Costello, the Company’s officer and director is the manager of GRN Funds, LLC. Aside from breach of contract, plaintiffs seek damages for negligence, fraud, declaratory relief/indemnification and an injunction. Plaintiffs seek $2.8 million in compensatory damages. Plaintiffs also pray for punitive damages. Counsel for defendants filed motions to dismiss for lack of subject-matter and personal jurisdiction and for lack of adequate process. Given the early stages of litigation, with pending motions and without the defendants having formally appeared, we are unable to reasonably ascertain what amount of contingent liability, if any, may be attributable to GRN Funds, LLC or Mr. Costello as a result of this action.

Item 4.                 Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our Common Stock is not traded on a national securities exchange. Our common stock is listed on the OTC Markets Pink Sheet trading tier under the trading symbol “GRNF.”

	High	Low
Year ended April 30, 2019
1st Quarter	$0.0048	$0.0016
2nd Quarter	0.0075	0.0018
3rd Quarter	$0.0059	$0.003
4th Quarter	$0.0059	$0.003
Year ended April 30, 2020
1st Quarter	$0.53	$0.003
2nd Quarter	$1.95	$0.43
3rd Quarter	$0.93	$0.44
4th Quarter	$0.84	$0.14

Record Holder

As of April 30, 2020, we had 249,843,977 shares of Common Stock outstanding and held of record by 26 stockholders. Within the holders of record of our Common Stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On August 7, 2020, the closing price of our Common Stock on OTCQB was $0.35 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

As of April 30, 2020, we did not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Stock Transfer Agent

Our stock transfer agent is Action Stock Transfer Company, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, telephone: (801) 274-1088.

Repurchase of Equity Securities by the Company and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

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

On June 20, 2019, GRN Funds, LLC, a Washington limited liability company, and its manager and Chief Executive Officer, Justin Costello, purchased a total of 139 million shares of the Registrant’s common stock representing 55.65% of this issued and outstanding shares, in a private transaction with Stephen Flechner and David Cutler. As a result of the closing of the transaction on June 25, 2019, GRN Funds, LLC and Mr. Costello acquired a majority of the issued shares eligible to vote. The total purchase price of $300,000 was paid by GRN Funds, LLC. As a condition to the closing of the transaction, the Registrant’s Directors Mr. Stephen Flechner and Mr. Ralph Shearing resigned, and Mr. Flechner resigned as Chief Executive Officer and President, and Mr. Justin Costello was concurrently named Director of the Registrant, President and Chief Executive Officer. As of the date of this filing, the Company has no current business operations.

During the period October 2019 through January 2020, we entered into various non-binding letters of intent to potentially acquire Pacific Banking Corp., Pacific Merchant Processing, Inc., Microcap Advisors, LLC, SMLY, Inc. (d/b/a: 7 Point Financial and 9 Square Consulting), Soulshine Development Group, Inc., Soulshine CBD, Inc., One Source CBD, Mystic Ranch Development Co., LLC, Magic Beans Hemp, LLC, Sunshine Hemp, Inc., and Squad Drone, Inc. The closing of these transactions are subject to our execution of material definitive agreements containing comprehensive terms and conditions, which have not yet occurred  .

Our non-binding letters of intent, and corresponding pending material definitive agreements with Pacific Banking Corp., Pacific Merchant Processing, Inc., Microcap Advisors, LLC, Soulshine CBD, Inc., One Source CBD and Sunshine Hemp, Inc. are related party transactions in that Mr. Justin Costello, our sole director, officer and manager of our majority shareholder, GRN Funds, LLC, is an affiliate, shareholder, owner or manager of each respective entity. The approximate dollar amount involved in each transaction, and Mr. Costello’s corresponding interests, are unknown as of the date of this filing, as each transaction is pending completion and execution of material definitive agreements.

Critical Accounting Policies, Estimates and New Accounting Pronouncements

Management's discussion and analysis of its financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are critical in fully understanding and evaluating our financial condition and results of operations include those stated in the notes to our accompanying financial statements.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In June 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $169,731 for the twelve months ended April 30, 2020 and $9,297 in 2019.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Revenue Recognition

The Company plans to account for revenue under ASC Topic 606, Revenue Recognition, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services as follows:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract(s)

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

At this time, we have not identified specific planned revenue streams. During the years ended April 30, 2020 and 2019, we did not recognize any revenue.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended April 30, 2020 and 2019, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of April 30, 2020, and 2019, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Result of Operations – Comparison of Years Ended April 30, 2020 versus 2019

General and administrative expenses

Our general and administrative expenses were $467,862 for the twelve months ended April 30, 2020, versus $125,164 for the same period in 2019.  The principal difference for the increase of $342,698 is due to increases in investor relations, accounting, professional and legal fees.

Liquidity and Capital Resources

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended April 30, 2020, we reported a net loss of $435,950 and an accumulated deficit of $9,083,046 as of April 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

Our primary internal sources of liquidity were provided by loans and notes payable to a related party of $72,090 and $174,884 for April 30, 2020, respectively, as compared to $77,218 and $7,697 for April 30, 2019, an increase of $162,059. We have, during the period ended April 30, 2020, relied upon related party loans and notes payable to fund our operations. Our ability to rely upon internal financing to fund operations is not guaranteed, and this may limit our ability to secure future funding. The lack of available loans and notes payable which is reasonably likely to result in our liquidity decreasing in a material way. We intend to continue to use loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities

For the year ended April 30, 2020 and 2019, the Company used cash for operating activities of $169,731 and $9,297, respectively. Operating activities consist of professional fees including legal, accounting, consulting and investor relations. Increases are due primarily to increases in professional fees. During year ended April 30, 2020, the Company had a net loss of $435,950 and gain on settlement of liabilities of $32,381. These operating outflows are further offset by stock issued for compensation of $65,999, decrease in prepaid expenses of $19,422 and increase in accounts payable and accruals of $213,179. During year ended April 30, 2019, the Company had a net loss of $125,164 offset by increase in accounts payable and accruals of $46,102 and increase in accruals of $69,765.

We have not established operations and will be dependent upon obtaining financing to pursue any future extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Investing Activities

For the years ended April 30, 2020 and 2019, net cash used in investing activities was $0 and $0 respectively.

Financing Activities

For the years ended April 30, 2020 and 2019, financing activities were a source of cash of $169,731and $7,708, respectively. For the year ended April 30, 2020 the Company had inflow from related party advances of $176,116, offset by repayments on note payable of $6,374 and repayments on bank overdrafts of $11. For the year ended April 30, 2019, related party advances were 7,697 and fees drawn in excess of bank balance was 11.

We currently do not have sufficient cash and liquidity to meet our anticipated working capital for the next twelve months. To date, we have financed our operations primarily through proceeds from the issuance of notes payable to a related party. If we fail to implement our business plans, or our currently pending acquisitions do not close as planned, and we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our business development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8.                 Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

GRN Holding Corporation

Seattle, WA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GRN Holding Corporation (the “Company”) as of April 30, 2020 and 2019, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah, a DBA of Heaton & Co., PLLC

We have served as the Company’s auditor since 2018.

 Farmington, UT

August 13, 2020

GRN HOLDING CORPORATION

BALANCE SHEETS

AS OF APRIL 30, 2020 AND 2019

	APRIL 30,
	2020	2019

ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid Expenses	58,265	—

Total Current Assets	58,265	—

Total Assets	$58,265	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Fees Drawn in Excess of Bank Balance	$—	$11
Accounts Payable and Accruals	197,802	129,360
Accruals - Related Parties	—	77,218
Note Payable	72,090	—
Loans - Related Parties	174,884	7,697

Total Current Liabilities	444,776	214,286

Total Liabilities	444,776	214,286

Shareholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized	—	—
none issued and outstanding
Common Stock, $0.001 par value, 250,000,000 authorized,
249,843,977 and 249,777,311 issued and outstanding, respectively	249,844	249,777
Additional Paid in Capital	8,446,691	8,183,033
Accumulated Deficit	(9,083,046)	(8,647,096)

Total Shareholders' Deficit	(386,511)	(214,286)

Total Liabilities and Shareholders' Deficit	$58,265	$—

The accompanying notes are an integral part of these audited financial statements

GRN HOLDING CORPORATION

STATEMENTS OF OPERATIONS

AS OF APRIL 30, 2020 AND 2019

	FOR THE YEARS ENDED
	APRIL 30,
	2020	2019

REVENUE	$—	$—

EXPENSES

General and administrative expenses	467,862	125,164

Total Expenses	467,862	125,164

OPERATING LOSS	(467,862)	(125,164)

OTHER INCOME (EXPENSE)
Gain on settlement of liabilities	32,381	—
Interest expense	(469)	—

Total Other Income	31,912	—

LOSS BEFORE TAXES	(435,950)	(125,164)

TAXES	—	—

NET LOSS	(435,950)	(125,164)

Net Loss per Common Share: Basic and Diluted	$(0.00)	(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	249,803,358	249,777,311

The accompanying notes are an integral part of these audited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common Shares		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 30, 2018	249,777,311	$249,777	$8,183,033	$(8,521,932)	$(89,122)

Net loss for the year	—	—	—	(125,164)	(125,164)

Balance at April 30, 2019	249,777,311	249,777	8,183,033	(8,647,096)	(214,286)

Capital contributions by
previous principal shareholders	—	—	111,579	—	111,579

Forgiveness of related party debt	—	—	86,147	—	86,147

Stock issued as compensation	66,666	67	65,932	—	65,999

Net loss for the year	—	—	—	(435,950)	(435,950)

Balance at April 30, 2020	249,843,977	$249,844	$8,446,691	$(9,083,046)	$(386,511)

The accompanying notes are an integral part of these audited financial statements

GRN HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

AS OF APRIL 30, 2020 AND 2019

	FOR THE YEARS ENDED
	APRIL 30,
	2020	2019

Cash Flows (Used In) Operating Activities:
Net Loss	$(435,950)	$(125,164)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on settlement of liabilities	(32,381)	—
Stock issued for compensation	65,999	—

Changes in working capital items:
Prepaid expenses	19,422
Accounts payable and accruals	213,179	46,102
Accruals - related parties	—	69,765

Net Cash (Used In) Operating Activities	(169,731)	(9,297)

Cash Flows From (Used In) Investing Activities:	—	—

Cash Flows From Financing Activities:
Fees drawn in excess of bank balance	(11)	11
Repayment of note payable	(6,374)
Advances from loans - related parties	176,116	7,697

Net Cash From Financing Activities	169,731	7,708

Net Change in Cash:	—	(1,589)

Beginning Cash	—	1,589

Ending Cash	$—	$—

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest:	$469	$—

Cash paid for tax:	$—	$—

Supplemental Disclosures of Non-Cash Financing Activities
Forgiveness of related party debt	$86,147	$—
Capital contributions by previous principal shareholders paid directly to vendors	$111,579	$—
Directors’ and officers’ liability insurance note payable	$77,687	$—

The accompanying notes are an integral part of these audited financial statements

GRN HOLDINGS CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 1: DESCRIPTION OF BUSINESS

GRN Holding Corporation, a Nevada corporation, (“GRN,” “the Company,” “We," "Us" or “Our’) is a publicly-quoted shell company seeking to create value for its shareholders by pursuing acquisitions, mergers and business combinations.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income. For the year ended April 30, 2020, we reported a net loss of $435,950, and had an accumulated deficit of $9,083,046 as of April 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund operations. The Company is unable to predict the ultimate impact at this time. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied. The Company has elected an April 30 year-end. The Company has not earned any revenue to date.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of April 30, 2020, and 2019, our cash balance was $0.

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

Our financial instruments consist of bank overdraft, prepaid expenses, accounts payable, accrued expenses - related parties, note payable and loans – related parties. The carrying amount of our bank overdraft, prepaid expenses, accounts payable, accrued expenses- related parties, note payable and loans payable – related party approximates their fair values because of the short-term maturities of these instruments

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 6, 8 and 11 below for details of related party transactions in the period presented.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Once we establish revenue-generating activities, likely through acquisition of an operating company, we intend to apply the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfills our obligations under each of our agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract(s)

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

At this time, we have not identified specific planned revenue streams.

During the years ended April 30, 2020 and 2019, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur.  No advertising costs were incurred during the years ended April 30, 2020 or 2019.

Stock-Based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the equity instruments issued. Measurement date for non-employees is the grant date of the stock-based compensation. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended April 30, 2020 and 2019

Recently-Issued Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of April 30, 2020, and 2019, our balance of prepaid expenses was $58,265 and $0, respectively.

Effective February 5, 2020, we entered into financing agreement to purchase a Directors’ and Officers’ insurance policy at a projected annual cost of $75,809, excluding finance costs. We accounted for this transaction by amortizing the anticipated annual cost of the policy on a straight-line basis over the anticipated one-year life of the policy.

As further disclosed in Note 13 Subsequent Events below, on consideration, management decided not to maintain the policy in force and the policy was cancelled for non-payment effective May 11, 2020.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUALS

As April 30, 2020 and 2019, our balance of accounts payable and accruals was $197,802 and $129,360, respectively.

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to satisfy outstanding accounts payable totaling $111,579 by way of capital contributions to the Company. These capital contributions have been recognized in additional paid in capital. Contemporaneously with these payments, creditors who were owed a total of $125,000 agreed to accept payment of $92,619 in full and final of their liabilities. Accordingly, we recognized a gain of $32,381 on the settlement of these liabilities as other income.

As of April 20,2020, the balance of accounts payable and accruals related primarily to legal fees and a deposit for our Directors’ and Officers’ insurance policy.

NOTE 6. ACCRUALS - RELATED PARTIES

As April 30, 2020 and 2019, our balance of accrual – related parties was $0 and $77,218, respectively.

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to settle the entire outstanding balance of accruals – related parties. The forgiveness of accruals-related parties of $77,218 has been recognized in additional paid in capital.

NOTE 7. NOTE PAYABLE

Effective February 5, 2020, we entered into a financing agreement to purchase a Directors’ and Officers’ insurance policy. The policy was set to expire in February 2021. Under the terms of the financing agreement, we were required to make 9 monthly payments of $6,374 commencing March 3, 2020.

As of April 30, 2020, we had made a single payment of $6,374 under the terms of this agreement. Total outstanding balance on the debt at April 30, 2020 was $72,090. During the year ended April 30, 2020, total interest paid on the note was $469.

As further disclosed in Note 13 Subsequent Events below, on consideration, management decided not to maintain the policy in force and the policy was cancelled  for non-payment effective May 11, 2020 and no further payments have been made under this finance agreement.  The financing agreement terminated upon the Company’s decision to cancel the policy, and the Company incurred no fees or penalties in connection with the cancellation of the financing agreement.

NOTE 8. LOANS - RELATED PARTIES

As of April 30, 2020, and 2019, our balance of loans – related parties was $174,884 and $7,697, respectively.

Between May 1, 2019 and June 25, 2019, one of our former principal shareholders advanced to us $1,232 to fund our working capital needs

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to forgive the total balance of loans - related parties of $8,929. The forgiveness of the balance of $8,929 has been recognized in additional paid in capital.

During the period from June 26, 2019 to April 30, 2020, our new principal shareholder, GRN Funds, LLC, advanced $174,884 to us by way of loan to fund our working capital requirements. The loan is unsecured, interest free and due on demand.

NOTE 9. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2018, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income.

We did not provide any current or deferred US federal income tax provision or benefit for the years ended April 30, 2020 or 2019, as we incurred tax losses during both periods  When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit.  We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended April 30, 2020 or 2019 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates of 21% and 5%, respectively, to income before provision for income taxes.

The deferred tax asset and valuation account are as follows:

	Year Ended April 30, 2020	Year Ended April 30, 2019

NOL Carryforward	$2,267,700	$2,154,400
Valuation Allowance	(2,267,700)	(2,154,400)
Net Deferred Tax Asset	$—	$—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Year Ended April 30, 2020	Year ended April 30, 2019

Tax credit at statutory rate (26%)	$113,300	$32,500

Increase in valuation allowance	(113,300)	(32,500)
Net deferred tax assets	$—	$—

The change in valuation allowance for the years ended April 30, 2020 and 2019 was approximately $113,300 and $32,393, respectively.

As of April 30, 2020, the Company had a federal net operating loss carryforward of approximately $8,722,100. The annual offset of this carryforward loss against any future taxable profits will be substantially limited under the provisions of Internal Revenue Code Section 381 due to the change in control that took place in the year ended April 30, 2020.

NOTE 10. COMMITMENTS & CONTINGENCIES

Legal Proceedings

As of the year ended April 30, 2020, and to date the following are pending material litigations involving claims exceeding $5,000, that individually or in the aggregate, involves the Company, or any of its directors, officers or affiliates:

1)       Dean Huge vs. Orlando Birgrager, Erik Blum, BBVI Consulting, SA, Weiser Global Capital Markets, Ltd., GRN Holding Corporation. Case No. A-20-814980-C; District Court for Nevada, Clark County. This action seeks damages by plaintiff Huge against BBVI, Blum and Weiser for breach of contract having to do with a private stock sale. The Company is named, but no allegations are made against the Company in the complaint, nor is there any prayer for relief that seeks legal damages or costs against the Company that could reasonably be calculated as a contingent liability at this time. The Company expects this case to be dismissed without any damages against it that would result in a reasonably determinable and reportable contingent liability.

2)       CCSAC, Inc., a California corporation and CANN DISTRIBUTORS, INC., a California corporation vs. PACIFIC BANKING CORP., a Washington corporation, JUSTIN COSTELLO, an individual and GRN FUNDS, LLC, a Washington limited liability company. Case No. 20-cv-02102, filed in the U.S. District Court for the Northern District of California. This case involves claims of plaintiff CCSAC and CANN against Pacific Banking Corp. for breach of contract whereby Pacific Banking Corp. was obligated to (1) make certain tax payments on behalf of plaintiffs; (2) pay certain vendors; and, (3) make timely payroll payments. Plaintiff alleges that: (a) it transferred $2.8 million dollars to Pacific Banking Corp. for these purposes pursuant to contract; (b) Pacific Banking Corp. transferred the funds to GRN Funds, LLC, the majority stockholder of the Company, and its sole manager, Justin Costello, the Company’s sole officer and director; and (c) defendant Pacific Banking Corp. failed to make the necessary payments under contract, provide a reconciliation, or account for the funds. Aside from breach of contract, plaintiffs seek damages for negligence, fraud, declaratory relief/indemnification and an injunction. Damages requested by the plaintiffs include compensatory damages of $2.8 million. Plaintiffs also pray for punitive damages. Counsel for defendants filed motions to dismiss for lack of subject-matter and personal jurisdiction and for lack of adequate process. Given the early stages of litigation. We are not able to reasonably determine of what amount of reportable contingent liability, if any, may be attributable to GRN Funds, LLC or Mr. Costello as a result of this action. Mr. Costello is our sole director and officer. He is also the manager of GRN Funds, LLC, our majority shareholder, and is an affiliate and owner of Pacific Banking Corp.

We were not subject to any pending material legal proceedings for the years ended April 30, 2020 and 2019 that are likely to result in a reasonably determinable and reportable contingent liability.

Contractual Obligations

On October 17, 2019, the Company entered into an executive employment agreement with Justin Costello, its sole director and president, secretary and treasurer, for a term of one year, which automatically renews for consecutive one year terms, with an annual salary of $1.00.

On October 21, 2019, the Company retained Nancy Norton as legal counsel. The contract is terminable at will. The Company agreed to pay an annual salary of $135,000.

NOTE 11. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of April 30, 2020, and 2019, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

As of April 30, 2020, and 2019, no shares of preferred stock were issued and outstanding.

Common Stock

As of April 30, 2020, and 2019, we were authorized to issue 250,000,000 shares of common stock with a par value of $0.001.

On December 9, 2019, the Company issued 66,666 shares of common stock in stock compensation   for services at $65,999.

As of April 30, 2020, and 2019, 249,843,977 and 249,777,311 shares of common stock were issued and outstanding, respectively.

Additional Paid in Capital

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to satisfy outstanding accounts payable by way of capital contributions to the Company totaling $111,579.

In addition, effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to forgive accruals-related parties of $77,218 and loans-related parties of $8,829. The total forgiveness of $86,147 related party debt has been recognized in additional paid in capital.

NOTE 12. SUBSEQUENT EVENTS

On consideration, management decided not to maintain coverage under the Directors’ and Officers’ insurance policy entered into effective February 5, 2020 and accordingly the policy was cancelled for non-payment effective May 11, 2020. The financing agreement terminated upon the Company’s decision to cancel the policy, and the Company incurred no fees or penalties in connection with the cancellation of the financing agreement.

The Company otherwise evaluated subsequent events after April 30, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no additional subsequent events for which disclosure is required.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended April 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting identified below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). This evaluation was conducted by the Company’s chief executive officer, and chief financial officer. Based on its assessment, the Company’s management believes that, as of April 30, 2020, the Company’s internal control over financial reporting was not effective based on those criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls and implement appropriate information technology controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

i.	We do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

ii.	We did not maintain appropriate cash controls – As of April 30, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

iii.	We did not implement appropriate information technology controls – As at April 30, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Item 9B.              Other Information.

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our directors and executive officers:

Name	Age	Position with the Company	Term
Stephen E. Flechner(1)	76	Chief Executive Officer, President and Director	April 19, 2012 - June 25, 2019
Ralph Shearing(1)	62	Director	February 23, 2017 - June 25, 2019
Justin Costello(2)	39	Chief Executive Officer, President and Director	June 25, 2019 - present

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended April 30, 2020 is as follows:

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

JUSTIN COSTELLO was appointed as director and President and Chief Executive Officer on June 25, 2019. Mr. Costello is a graduate of the Winona State University in 2003 in Public Administration and attended Harvard Division of Continuing Education, but did not graduate from any Harvard-related degree program. Mr. Costello manages and is the Chief Executive Officer of GRN Funds, LLC, a private equity and capital management company.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order , judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

For the fiscal year ended April 30, 2020, our officers and directors, and all of the persons known to us to own more than 10% of our Common Stock, filed their respective reports under Section 16(a).

Item 11.               Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided to the Company in the fiscal years ended April 30, 2020 and 2019 in their capacity as such officers.

Summary Compensation  Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings($)	All other compensation ($)	Total ($)

Stephen E. Flechner, President, Chief Executive Officer and director (1)	2019	$60,000	—	—	—	—	—	—	$60,000
	2020	—	—	—	—	—	—	—	—

Justin Costello (2) Director, Chief Executive Officer and Chief Financial Officer	2019	—	—	—	—	—	—	—	—
	2020	$1	—	—	—	—	—	—	$1

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

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of April 30, 2020.

Director Compensation

The following table sets forth the compensation received by our directors in the fiscal year ended April 30, 2020 and 2019 in their capacity as directors:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Stephen Flechner 2019	0	0	0	0	0	0	0
2020	0	0	0	0	0	0	0
Ralph Shearing 2019	$10,000	0	0	0	0	0	$10,000
2020	0	0	0	0	0	0
Justin Costello 2020	1	0	0	0	0	0	1

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 30, 2020, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
GRN Funds, LLC Justin Costello 38180 SE Northup Way #101 Bellevue, WA 98004	Common Stock	139,000,000	55.63%
All Officers and Directors as a Group (2 Persons)(3)	Common Stock	139,000,000	55.63%
Steven Ross 2275 NW 150th St. Unit D Opa Locka, FL 33054	Common Stock	24,688,481	9.88%
Total of All Beneficial Owners	Common Stock	163,688,481	65.51%

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

(2) Based on 249,843,977 issued and outstanding shares of Common Stock as of April 30, 2020.

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

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

ACCRUALS

As April 30, 2020 and 2019, our balance of accrual – related parties was $0 and $77,218, respectively.

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to settle the entire outstanding balance of accruals – related parties. The forgiveness of accruals-related parties of $77,218 has been recognized in additional paid in capital.

NOTE PAYABLE

Effective February 5, 2020, we entered into a financing agreement to purchase a Directors’ and Officers’ insurance policy. The policy was set to expire in February 2021. Under the terms of the financing agreement, we were required to make 9 monthly payments of $6,374 commencing March 3, 2020.

As of April 30, 2020, we had made a single payment of $6,374 under the terms of this agreement. Total outstanding balance on the debt at April 30, 2020 was $72,090. During the year ended April 30, 2020, total interest paid on the note was $469.

As further disclosed in Note 13 Subsequent Events below, on consideration, management decided not to maintain the policy in force and the policy was cancelled  for non-payment effective May 11, 2020 and no further payments have been made under this finance agreement.  The financing agreement terminated upon the Company’s decision to cancel the policy, and the Company incurred no fees or penalties in connection with the cancellation of the financing agreement.

LOANS

As of April 30, 2020, and 2019, our balance of loans – related parties was $174,884 and $7,697, respectively.

Between May 1, 2019 and June 25, 2019, one of our former principal shareholders advanced to us $1,232 to fund our working capital needs.

Effective June 25, 2019, as a condition of the change of control in the Company described above, our former principal shareholders agreed to forgive the total balance of loans - related parties of $8,929. The forgiveness of the balance of $8,929 has been recognized in additional paid in capital.

During the period from June 26, 2019 to April 30, 2020, our new principal shareholder, GRN Funds, LLC, advanced $174,884 to us by way of loan to fund our working capital requirements. The loan is unsecured, interest free and due on demand.

POTENTIAL BUSINESS ACQUISITIONS

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

Our non-binding letters of intent, and corresponding pending material definitive agreements with Pacific Banking Corp., Pacific Merchant Processing, Inc., Microcap Advisors, LLC, Soulshine CBD, Inc., One Source CBD and Sunshine Hemp, Inc. are related party transactions in that Mr. Justin Costello, our sole director, officer and manager of our majority shareholder, GRN Funds, LLC, is an affiliate, shareholder, owner or manager of each respective entity.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

None of our directors qualifies as an independent director as defined under the NASDAQ Listing Rules.

Item 14.               Principal Accounting Fees and Services.

	Year Ended April 30, 2020	Year Ended April 30, 2019
Audit fees	$11,500	$2,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$11,500	$2,000

Audit Fees

During the fiscal year ended April 30, 2020, we incurred approximately $11,500 in fees to our principal independent accountants for professional services rendered in connection with the audit for the fiscal year ended April 30, 2019 along with the reviews for the fiscal year ended April 30, 2020

During the fiscal years ended April 30, 2019, we incurred approximately $2,000 in fees to our principal independent accountants for professional services rendered in connection with the audit for the fiscal year ended April 30, 2018 and along with the reviews for the fiscal year ended April 30, 2019.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2020 and 2019 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended April 30, 2020 and 2019 for products and services provided by our principal independent accountants was $0.

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

GRN HOLDING CORPORATION

Date: August 13, 2020	By:	/s/Justin Costello
Justin Costello
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Costello	Chief Executive Officer, Chief Financial Officer, President, Director	August 13, 2020
Justin Costello	(Principal Executive Officer) (Principal Financial Officer)

