Form 10-Q
period 2020-07-31
GRN Holding Corp
filed 2020-09-21
CIK 1492448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number:  000-54709

GRN HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2616571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1700 Seventh Avenue, Suite 2300, Seattle, WA	98104
(Address of Principal Executive Offices)	(Zip Code)

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

As of September 21, 2020, there were 249,843,977 shares of common stock, $0.001 par value per share, issued and outstanding.

 PART I

Item 1 Financial Statements

GRN HOLDING CORPORATION
BALANCE SHEETS (UNAUDITED)

	July 31,	April 30,
	2020	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid Expenses	1,000	58,265

Total Current Assets	1,000	58,265

Total Assets	$1,000	$58,265

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accruals	$228,048	$197,802
Note Payable	—	72,090
Loans - Related Parties	236,205	174,884
Total Current Liabilities	464,253	444,776

Total Liabilities	464,253	444,776

Shareholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value, 250,000,000 shares
authorized, 249,843,977 issued and outstanding	249,844	249,844
Additional Paid-In Capital	8,446,691	8,446,691
Accumulated Deficit	(9,159,788)	(9,083,046)
Total Shareholders' Deficit	(463,253)	(386,511)

Total Liabilities and Shareholders' Deficit	$1,000	$58,265

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED JULY 31,
	2020	2019

REVENUE	$—	$—

EXPENSES
General and administrative expenses	62,917	26,778

Total Expenses	62,917	26,778

OPERATING LOSS	(62,917)	(26,778)

OTHER INCOME (EXPENSE)
Loss on cancellation of insurance policy	(13,825)	—
Gain on settlement of liabilities	—	32,381
TOTAL OTHER INCOME (EXPENSE)	(13,825)

NET INCOME (LOSS)	$(76,742)	$5,603

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$0.00

Weighted Average Common Shares Outstanding: Basic and Diluted	249,843,977	249,777,311

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

			Additional
	Common Shares		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 30, 2019	24,977,311	$249,777	$8,183,033	$(8,647,096)	$(214,286)

Capital contributions by
previous principal shareholders			111,579		111,579

Forgiveness of related party debt			86,147		86,147

Net income for the period				5,603	5,603

Balance at July 31, 2019	24,977,311	$249,777	$8,380,759	$(8,641,493)	$(10,957)

Balance at April 30, 2020	249,843,977	$249,844	$8,446,691	$(9,083,046)	$(386,511)

Net loss for the period				(76,742)	(76,742)

Balance at July 31, 2020	249,843,977	$249,844	$8,446,691	$(9,159,788)	$(463,253)

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF CASHFLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2020	2019

Cash Flow from Operating Activities:

Net Income (Loss)	$(76,742)	$5,603
Adjustments to reconcile net income (loss) to
net cash used in operating activities
Loss on cancellation of insurance policy	(13,825)	—
Gain on settlement of liabilities	—	(32,381)

Changes in working capital items:
Prepaid Expenses	(1,000)	—
Accounts payable	30,246	(89,522)

Net Cash Used In Operating Activities	(61,321)	(116,300)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Fees drawn in excess of bank balance	—	(11)
Advances - related parties	61,321	4,732
Capital contributions by previous principal shareholders	—	111,579

Net Cash Flow Provided by Financing Activities	61,321	116,300

Net Change in Cash:	—	—

Beginning cash:	—	—

Ending Cash:	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Supplemental Disclosures of Non-Cash Financing Activities
Cancellation of note payable financing insurance policy	$72,090	$—
Forgiveness of related party debt	$—	$86,147

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2020

(UNAUDITED)

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

On July 31, 2020, the Company announce that it had entered into a binding letter of intent to acquire Microcap Advisors, LLC. This announcement follows the completion of due diligence earlier this year and will help to define the terms of a mutual definitive agreement to finalize the pending acquisition. No acquisition date is set. The final terms of the material definitive agreement are not complete. Microcap Advisors, LLC is a Nevada limited liability company. Justin Costello is a managing member. Therefore, the transaction, once completed, will be deemed a related party transaction. The Company expects to acquire all assets and interests of Microcap Advisors, LLC in the transaction. After the final material definitive agreement is completed and executed, the Company will file Form 8-K and provide the required financial statements of Microcap Advisors, LLC pursuant to Regulation SX.

As further discussed in Note 10. Subsequent Events below, on August 5, 2020, the Company announced that it had entered into a binding letter of intent to acquire Sunshine Hemp, Inc. This announcement follows the completion of due diligence earlier this year and will help to define the terms of a mutual definitive agreement to finalize the pending acquisition. No acquisition date is set. The final terms of the material definitive agreement are not complete. Sunshine Hemp, Inc. is a Florida corporation. Justin Costello is vice-president of Sunshine Hemp, Inc. Therefore, the transaction, once completed, will be deemed a related party transaction. The Company expects to acquire all assets and interests of Sunshine Hemp, Inc. in the transaction. After the final material definitive agreement is completed and executed, the Company will file Form 8-K and provide the required financial statements of Sunshine Hemp, Inc. pursuant to Regulation SX.

As further discussed in Note 10. Subsequent Events below, on August 19, 2020, the Company announced that it had entered into a binding letter of intent to acquire Pacific Merchant Processing, Inc.   This announcement follows the completion of due diligence earlier this year and will help to define the terms of a mutual definitive agreement to finalize the pending acquisition. No acquisition date is set. The final terms of the material definitive agreement are not complete. Pacific Merchant Processing, Inc. is a Washington corporation. Justin Costello is governor of Pacific Merchant Processing, Inc. Therefore, the transaction, once completed, will be deemed a related party transaction. The Company expects to acquire all assets and interests of Pacific Merchant Processing, Inc. in the transaction. After the final material definitive agreement is completed and executed, the Company will file Form 8-K and provide the required financial statements of Pacific Merchant Processing, Inc. pursuant to Regulation SX.

On August 22, 2020 the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation designating a class of preferred stock from the Company’s ten million authorized preferred shares. The class was entitled “Series A Preferred Stock” with 100 shares designated. The corporate action is pending filing with the Nevada Secretary of State.

On August 22, 2020, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation increasing the Company’s authorized shares to 760,000,000 common shares, 750,000,000 being common stock and 10,000,000 being preferred stock. The corporate action is pending filing with the Nevada Secretary of State.

On August 22, 2020, by majority written consent of the shareholders eligible to vote, the shareholders approved an amendment to the Company’s Articles of Incorporation increasing the Company’s authorized shares to 760,000,000 common shares, 750,000,000 being common stock and 10,000,000 being preferred stock.

As further discussed in Note 10. Subsequent Events below, On August 28, 2020, the Company announced that it had entered into a binding letter of intent to acquire SMLY, Inc., doing business as 7 Point Financial and 9 Square Consulting   This announcement follows the completion of due diligence earlier this year and will help to define the terms of a mutual definitive agreement to finalize the pending acquisition. No acquisition date is set. The final terms of the material definitive agreement are not complete. SMLY., Inc. is a California corporation. 7 Point Financial provides financial products and services for cannabis related business; 9 Square Consulting is a processing and point-of-sale equipment and software company. The Company expects to acquire all assets and interests of SMLY, Inc. in the transaction. After the final material definitive agreement is completed and executed, the Company will file Form 8-K and provide the required financial statements of SMLY, Inc. pursuant to Regulation SX.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income. For the three months ended July 31, 2020, we reported a net loss of $76,742, and had an accumulated deficit of $9,159,788 as of July 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund operations. The Company is unable to predict the ultimate impact at this time. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with US GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2020 and for the related periods presented. The results for the three months ended July 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended April 30, 2020 included in the Form 10K, filed with the Securities and Exchange Commission on August 13, 2020.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of July 31, 2020 and April 30, 2020, our cash balance was $0.

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

Our financial instruments consist of prepaid expenses, accounts payable and accruals, note payable and loan – related party. The carrying amount of our prepaid expenses, accounts payable and accruals, note payable and loan – related party approximates their fair values because of the short-term maturities of these instruments

Income Taxes

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Once we establish revenue-generating activities, likely through acquisition of an operating company, we intend to apply the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract(s)

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

At this time, we have not identified specific planned revenue streams.

During the three-month periods ended July 31, 2020 and 2019, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur.  No advertising costs were incurred during the three-month periods ended July 31, 2020 or 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three-month periods ended July 31, 2020 and 2019.

Recently-Issued Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of July 31, 2020 and April 30, 2020, our balance of prepaid expenses was $1,000 and $58,265, respectively.

Effective February 5, 2020, we entered into financing agreement to purchase a Directors’ and Officers’ insurance policy at a projected annual cost of $75,809, excluding finance costs. We accounted for this transaction by amortizing the anticipated annual cost of the policy on a straight-line basis over the anticipated one-year life of the policy. On consideration, management decided not to maintain the policy in force and the policy was cancelled for non-payment effective May 11, 2020 at which time the balance of the unamortized prepayment was written off. The financing agreement terminated upon the Company’s decision to cancel the policy, and the Company incurred no fees or penalties in connection with the cancellation of the financing agreement. The difference between the carrying value of the loan of $72,090 (Note 6) and the prepaid expense balance of $58,265 resulted in a loss on cancellation of $13,825, which has been included in Other Income (Expense) on the Statements of Operations.

Effective July 1, 2020, we entered into a quarterly subscription to publish investor relations materials for $1,500. We accounted for this transaction by amortizing the cost of the subscription on a straight-line basis over the three-month term of the agreement, resulting in a prepaid publishing amount of $1,000 at July 31, 2020.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUALS

As July 31, 2020 and April 30, 2020, our balance of accounts payable and accruals was $228,048 and $197,802, respectively, and related primarily to legal fees.

NOTE 6. NOTE PAYABLE

As of July 31, 2020 and April 30, 2020, the balance of the note payable was $0 and $72,090, respectively.

Effective February 5, 2020, we entered into a financing agreement to purchase a Directors’ and Officers’ insurance policy. The policy was set to expire in February 2021. Under the terms of the financing agreement, we were required to make 9 monthly payments of $6,374 commencing March 3, 2020.

As of April 30, 2020, we had made a single payment of $6,374 under the terms of this agreement. Total outstanding balance on the debt at April 30, 2020 was $72,090. During the year ended April 30, 2020, total interest paid on the note was $469. On consideration, management decided not to maintain the policy in force and the policy was cancelled for non-payment effective May 11, 2020 and no further payments have been made under this finance agreement.  The financing agreement terminated upon the Company’s decision to cancel the policy, and the Company incurred no fees or penalties in connection with the cancellation of the financing agreement. The difference between the carrying value of the loan of $72,090 and the related prepaid expense balance of $58,265 (Note 4) resulted in a loss on cancellation of $13,825, which has been included in Other Income (Expense) on the Statements of Operations.

 NOTE 7. LOANS- RELATED PARTIES

As of July 31, 2020, and April 30, 2020 our balance of loans – related parties was $236,205 and $174,884, respectively.

During the three-month period ended July 31, 2020 our principal shareholder, GRN Funds, LLC, advanced $24,884 to us by way of loan to fund our working capital requirements.

During the three-month period ended July 31, 2020 an entity 100% owned by our President, Secretary, Treasurer and Director, advanced $36,437 to us by way of loan to fund our working capital requirements

Both of these loans are unsecured, interest free and due on demand.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

As of April 30, 2020, and to date the following are pending material litigations involving claims exceeding $5,000, that individually or in the aggregate  , involves the Company, or any of its directors, officers or affiliates:

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

2)       CCSAC, Inc., a California corporation and CANN DISTRIBUTORS, INC., a California corporation vs. PACIFIC BANKING CORP., a Washington corporation, JUSTIN COSTELLO, an individual and GRN FUNDS, LLC, a Washington limited liability company. Case No. 20-cv-02102, filed in the U.S. District Court for the Northern District of California. This case involves claims of plaintiff CCSAC and CANN against Pacific Banking Corp. for breach of contract whereby Pacific Banking Corp. was obligated to (1) make certain tax payments on behalf of plaintiffs; (2) pay certain vendors; and, (3) make timely payroll payments. Plaintiff alleges that: (a) it transferred $2.8 million dollars to Pacific Banking Corp. for these purposes pursuant to contract; (b) Pacific Banking Corp. transferred the funds to GRN Funds, LLC, the majority stockholder of the Company, and its sole manager, Justin Costello, the Company’s sole officer and director; and (c) defendant Pacific Banking Corp. failed to make the necessary payments under contract, provide a reconciliation, or account for the funds. Aside from breach of contract, plaintiffs seek damages for negligence, fraud, declaratory relief/indemnification and an injunction. Damages requested by the plaintiffs include compensatory damages of $2.8 million. Plaintiffs also pray for punitive damages. Counsel for defendants filed motions to dismiss for lack of subject-matter and personal jurisdiction and for lack of adequate process and for sanctions. The court has not issued a case management order setting discovery and related deadlines. Given the early stages of litigation. We are not able to reasonably determine of what amount of reportable contingent liability, if any, may be attributable to GRN Funds, LLC or Mr. Costello as a result of this action. Mr. Costello is our sole director and officer. He is also the manager of GRN Funds, LLC, our majority shareholder, and is an affiliate and owner of Pacific Banking Corp.

We were not subject to any pending material legal proceedings during the three-month periods ended July 31, 2020 and 2019 that are likely to result in a reasonably determinable and reportable contingent liability.

Contractual Obligations

On October 17, 2019, the Company entered into an executive employment agreement with Justin Costello, its sole director and president, secretary and treasurer, for a term of one year, which automatically renews for consecutive one-year terms, with an annual salary of $1.00.

On October 21, 2019, the Company retained Nancy Norton as legal counsel. The contract is terminable at will. The Company terminated the contract on September 11, 2020.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of July 31, 2020 and April 30, 2020, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

As of July 31, 2020 and April 30, 2020, no shares of preferred stock were issued and outstanding.

Common Stock

As of July 31, 2020 and April 30, 2020, we were authorized to issue 250,000,000 shares of common stock with a par value of $0.001.

As of July 31, 2020 and April 30, 2020, 249,843,977 shares of common stock were issued and outstanding.

On August 22, 2020, our board of directors by resolution and a majority of our shareholders by written consent approved an amendment to our articles of incorporation increasing our authorized shares from 260,000,000 to 760,000,000 shares: 750,000,000 being common shares and 10,000,000 being preferred shares.

 NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after July 31, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as discussed below:

Subsequent to July 31, 2020, our principal shareholder, GRN Funds LLC, has provided a further $6,614 to us by way of loan to fund our operating expenses.

Subsequent to July 31, 2020, our principal shareholder, an entity 100% owned by our President, Secretary, Treasurer and Director, advanced a further $18,218 to us by way of loan to fund our working capital requirements.

On August 5, 2020, the Company announced that it had entered into a binding letter of intent to acquire Sunshine Hemp, Inc. This announcement follows the completion of due diligence earlier this year and will help to define the terms of a mutual definitive agreement to finalize the pending acquisition. No acquisition date is set. The final terms of the material definitive agreement are not complete. Sunshine Hemp, Inc. is a Florida corporation. Justin Costello is vice-president of Sunshine Hemp, Inc. Therefore, the transaction, once completed, will be deemed a related party transaction. Sunshine Hemp, Inc. has two hemp planting permits from the State of Florida Department of Agriculture in connection with Florida A&M University. The acquisition includes all assets, inventory, licenses, intellectual property and 100% equity in the business. The Company expects to acquire all assets and interests of Sunshine Hemp, Inc. in the transaction. After the final material definitive agreement is completed and executed, the Company will file Form 8-K and provide the required financial statements of Sunshine Hemp, Inc. pursuant to Regulation SX.

On August 19, 2020, the Company announced that it had entered into a binding letter of intent to acquire Pacific Merchant Processing, Inc.    This announcement follows the completion of due diligence earlier this year and will help to define the terms of a mutual definitive agreement to finalize the pending acquisition. No acquisition date is set. The final terms of the material definitive agreement are not complete. Pacific Merchant Processing, Inc. is a Washington corporation. It provides financial services to the cannabis industry including card processing services to state licensed producers, processors and retail locations. Justin Costello is governor of Pacific Merchant Processing, Inc. Therefore, the transaction, once completed, will be deemed a related party transaction. The Company expects to acquire all assets and interests of Pacific Merchant Processing, Inc. in the transaction. After the final material definitive agreement is completed and executed, the Company will file Form 8-K and provide the required financial statements of Pacific Merchant Processing, Inc. pursuant to Regulation SX.

On August 22, 2020, our board of directors by resolution, and a majority of our shareholders by written consent, approved an amendment to our articles of incorporation increasing our authorized shares from 260,000,000 to 760,000,000 shares: 750,000,000 being common shares and 10,000,000 being preferred shares. The amendment is pending filing with the Nevada Secretary of State.

On August 22, 2020, our board of directors designated a new class of preferred stock named Series A Preferred Stock. The total number of designated shares are 100. The Series A Preferred Stock carries with it a voting preference in any matter presented to the stockholders for their consideration and action, in a noticed meeting, special meeting or by written consent. The holder of the Series “A” Preferred Stock shall be entitled to cast that number of votes equal to the total number of votes cast, plus one share to equal to a majority of the shares eligible to vote on any matter The amendment is pending filing with the Nevada Secretary of State.

On August 28, 2020, the Company announced that it had entered into a binding letter of intent to acquire SMLY, Inc., doing business as 7 Point Financial and 9 Square Consulting    This announcement follows the completion of due diligence earlier this year and will help to define the terms of a mutual definitive agreement to finalize the pending acquisition. No acquisition date is set. The final terms of the material definitive agreement are not complete. SMLY, Inc. is a California corporation. 7 Point Financial provides financial products and services for cannabis related business; 9 Square Consulting is a processing and point-of-sale equipment and software company. The Company expects to acquire all assets and interests of SMLY, Inc. in the transaction. After the final material definitive agreement is completed and executed, the Company will file Form 8-K and provide the required financial statements of SMLY, Inc. pursuant to Regulation SX.

On September 11, 2020, the Company terminated its at will contract with Nancy Norton for legal services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses and attempt to acquire, merge or seek a business combination for growth to create value for our shareholders. In this regard, our general plan is to seek business acquisitions, combinations or opportunities. We do not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business acquisition, merger or combination with entities which have recently commenced operations, or that desire to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We expect that the selection of a business acquisition, merger or combination will be complex and risky. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities.

We currently have a number of acquisitions that are pending completion and execution of material definitive agreements. In particular, we completed our due diligence into acquisition transactions with Pacific Merchant Processing, Inc., Sunshine Hemp, Inc., Microcap Advisors, LLC, SMLY, Inc., doing business as 7 Point Financial and 9 Square Consulting. Each acquisition is pending completion through the finalization and execution    of material definitive agreements, at which time we will disclose our final complete acquisitions on Form 8-K. Once completed, the material definitive agreements between the Company and Microcap Advisors, LLC, Sunshine Hemp, Inc. and Pacific Merchant Processing, Inc. will be deemed related party transactions. Justin Costello, our sole director and manager of GRN Funds, LLC, our majority shareholder, is vice president of Sunshine Hemp, Inc., manager of Microcap Advisors, LLC, and governor of Pacific Merchant Processing, Inc.

At this time, we have little cash on hand or committed resources of debt or equity to fund these losses, and will be reliant, potentially, on advances from our principal shareholder, director and officer.

Evaluation of new business opportunities is undertaken by, or under the supervision of, our director Mr. Justin Costello. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of any business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction consistent with SEC Rules.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2020 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2019

Revenue

We recognized no revenue during the three-month periods ended July 31, 2020 and 2019, as we have no business from which to generate revenue.

General and Administrative Expenses

During the three months ended July 31, 2020, we incurred $62,917 in general and administrative expenses which was broadly comparable to the $26,778   we incurred in general and administrative expenses during the three months ended July 31, 2019, representing an increase of $36,139. General and administrative expenses included legal fees related to compliance, litigation and proposed business acquisitions, accounting fees and investor relations costs.

Other Income (Expense)

During the three months ended July 31, 2020, we incurred a loss on cancellation of insurance policy of $13,825. For the three months ended July 31, 2019, creditors who were owed a total of $125,000 agreed to accept payment of $92,619 in full and final settlement of their liabilities. Accordingly, we recognized a gain of $32,381 on the settlement of these liabilities and reported the gain as other income.

Net Income (Loss)

During the three months ended July 31, 2020, we recognized net loss of $76,742 compared to net income of $5,603 during the three months ended July 31, 2019, a variance of $82,345. The variance was principally due to an increase in our general and administrative expenses and the loss incurred in connection with the insurance policy cancellation.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2020, we had $1,000 in prepaid expenses, no cash or cash equivalents or other assets, no operating business or other source of income, and total outstanding liabilities of $464,253, while our shareholders’ deficit was $9,159,788.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and, or, equity financing to meet ongoing operating expenses and attempt to complete and close our pending acquisitions and/or acquire, merge with or engage in other business combinations with other entities to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed, and future losses are likely to occur.

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended April 30, 2020 and 2019, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources (uses) of cash for the three months ended July 31, 2020 and 2019 were as follows:

	Three months ended	Three months ended
	July 31, 2020	July 31, 2019

Net Cash Used in Operating Activities	$(61,320)	$(116,300)
Net Cash from Investing Activities	—	—
Net Cash Provided by Financing Activities	61,320	116,300
Net Change in Cash and Cash Equivalents	$—	$—

Operating Activities

During the three months ended July 31, 2020, we recognized net loss of $76,742, comprised on general and administrative expenses and increased by legal, accounting and investor relations costs, adjusted by a loss on cancellation of insurance policy of $13,825, and increases in prepaid expenses of $1,000 and accounts payable of $30,246, resulting in net cash flow used in operating activities of $61,321. By comparison, during the three months ended July 31, 2019, we recognized net income of $5,603, which was decreased for cash flow purposes by our non-cash gain of $32,381on the settlement of certain of our liabilities and an $89,522 decrease in accounts payable resulting in net cash flow used in operating activities of $116,300.

Investing Activities

We neither generated nor used funds in investing activities during the three months ended July 31, 2020 and 2019.

Financing Activities

During the three months ended July 31, 2020, we received $61,321 from advances in loans from our principal shareholder to fund our working capital requirements. During the three months ended July 31, 2019, we received $111,579 by way of capital contributions from our former principal shareholders and $4,732 by way of loans from our former principal shareholders to fund our working capital requirements. We also repaid $11 in respect of fees drawn in excess of our bank balance.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan.. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

As of the quarter ended July 31, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on our evaluation, we concluded that because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of July 31, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the year ended April 30, 2020, July 31, 2020 and to date, the following are pending material litigations involving claims exceeding $5,000, that individually or in the aggregate    , involves the Company, or any of its directors, officers or affiliates:

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

2)       CCSAC, Inc., a California corporation and CANN DISTRIBUTORS, INC., a California corporation vs. PACIFIC BANKING CORP., a Washington corporation, JUSTIN COSTELLO, an individual and GRN FUNDS, LLC, a Washington limited liability company. Case No. 20-cv-02102, filed in the U.S. District Court for the Northern District of California. This case involves claims of plaintiff CCSAC and CANN against Pacific Banking Corp. for breach of contract whereby Pacific Banking Corp. was obligated to (1) make certain tax payments on behalf of plaintiffs; (2) pay certain vendors; and, (3) make timely payroll payments. Plaintiff alleges that: (a) it transferred $2.8 million dollars to Pacific Banking Corp. for these purposes pursuant to contract; (b) Pacific Banking Corp. transferred the funds to GRN Funds, LLC, the majority stockholder of the Company, and its sole manager, Justin Costello, the Company’s sole officer and director; and (c) defendant Pacific Banking Corp. failed to make the necessary payments under contract, provide a reconciliation, or account for the funds. Aside from breach of contract, plaintiffs seek damages for negligence, fraud, declaratory relief/indemnification and an injunction. Damages requested by the plaintiffs include compensatory damages of $2.8 million. Plaintiffs also pray for punitive damages. Counsel for defendants filed motions to dismiss for lack of subject-matter and personal jurisdiction and for lack of adequate process and for sanctions. The court has not issued a case management order setting discovery and related deadlines. Given the early stages of litigation. We are not able to reasonably determine of what amount of reportable contingent liability, if any, may be attributable to GRN Funds, LLC or Mr. Costello as a result of this action. Mr. Costello is our sole director and officer. He is also the manager of GRN Funds, LLC, our majority shareholder, and is an affiliate and owner of Pacific Banking Corp.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered securities was completed during the three months ended July 31, 2020 or 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three months ended July 31, 2020 or 2019.

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

GRN Holding Corporation

Date:	September 21, 2020	By:	/s/ Justin Costello
Justin Costello Director, President, Chief Executive Officer and Chief Financial Officer

