Form 10-Q
period 2020-10-31
GRN Holding Corp
filed 2022-07-29
CIK 1492448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

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

As of July 21, 2022, there were 279,990,976 shares of common stock, $0.001 par value per share, issued and outstanding.

 PART I

Item 1 Financial Statements

GRN HOLDING CORPORATION
BALANCE SHEETS (UNAUDITED)

	October 31,	April 30,
	2020	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$19,201	$—
Prepaid Expenses	—	58,265

Total Current Assets	19,201	58,265

Total Assets	$19,201	$58,265

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accruals	$197,802	$197,802
Note Payable	72,090	72,090
Loans - Related Parties	174,884	174,884
Total Current Liabilities	444,776	444,776

Total Liabilities	444,776	444,776

Shareholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value, 750,000,000 shares
authorized, 279,275,977 and 249,843,977 issued and outstanding as of October 31, 2020 and April 30, 2020, respectively	279,276	249,844
Additional Paid-In Capital	8,467,856	8,446,691
Accumulated Deficit	(9,172,707)	(9,083,046)
Total Shareholders' Deficit	(425,575)	(386,511)

Total Liabilities and Shareholders' Deficit	$19,201	$58,265

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative	189,376	30,783	384,899	57,561

Total Expenses	189,376	30,783	384,899	57,561

OPERATING LOSS	(189,376)	(30,783)	(384,899)	(57,561)

OTHER INCOME
Gain on settlement of liabilities	—	—	—	32,381

LOSS BEFORE TAXES	(189,376)	(30,783)	(384,899)	(25,180)

TAXES	—	—	—	—

NET LOSS	(189,376)	(30,783)	(384,899)	(25,180)

Net Loss per Common Share: Basic and Diluted	$(0.00)	(0.00)	(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	265,449,286	249,777,311	265,449,286	249,777,311

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(UNAUDITED)

			Additional
	Common Shares		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 30, 2019	249,777,311	$249,777	$8,183,033	$(8,647,096)	$(214,286)

Capital contributions by
previous principal shareholders			111,579		111,579

Forgiveness of related party debt			86,147		86,147

Net income for the period				(25,180)	(25,180)

Balance at October 31, 2019	249,777,311	$249,777	$8,380,759	$(8,672,276)	$(41,740)

Balance at April 30, 2020	249,843,977	$249,844	$8,446,691	$(9,083,046)	$(386,511)

Issuance of stock as compensation	29,432,000	29,432	21,165		50,597

Prior period adjustment to deficit				176,457	176,457

Net loss for the period				(266,118)	(266,118)

Balance at October 31, 2020	279,275,977	$279,276	$8,467,856	$(9,172,707)	$(425,575)

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED
	OCTOBER 31,
	2020	2019

Cash Flow from Operating Activities:

Net Income (Loss)	$(384,899)	$(25,180)
Adjustments to reconcile net income (loss) to
net cash used in operating activities
Accrued expenses	284,514	—
Gain on settlement of liabilities	—	(32,381)

Changes in working capital items:
Prepaid expenses	58,265	—
Accounts payable	—	(84,361)

Net Cash Used In Operating Activities	(42,120)	(141,922)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Fees drawn in excess of bank balance	—	(11)
Advances - related parties	61,321	30,354
Capital contributions by previous principal shareholders	—	111,579

Net Cash Flow Provided by Financing Activities	61,321	141,922

Net Change in Cash:	19,201	—

Beginning cash:	—	—

Ending Cash:	$19,201	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Supplemental Disclosures of Non-Cash Financing Activities
Forgiveness of related party debt	$—	$86,147

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

As further discussed in Note 10. Subsequent Events below, the Company was formally operated by Justin Costello, who served as GRNF’s CEO, Director, Chairman, and Secretary. On April 21, 2022, the Company accepted the resignation of Justin Costello from the positions of CEO, Director, Chairman, and Secretary, and appointed Donald Steinberg as the new CEO, Director, Chairman, and Secretary.

As further discussed in Note 10. Subsequent Events below, on April 25, 2022, Justin Costello sold One Hundred and Forty-Four Million (144,000,000) Shares of Common Stock to Donald Steinberg in exchange for $140,000 per a Stock Purchase Agreement dated April 20, 2022.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income. For the six months ended October 31, 2020, we reported a net loss of $384,899, and had an accumulated deficit of $9,172,707 as of October 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund operations. The Company is unable to predict the ultimate impact at this time. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with US GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2020 and for the related periods presented. The results for the six months ended October 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended April 30, 2020 included in the Form 10K, filed with the Securities and Exchange Commission on August 13, 2020.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of October 31, 2020 and April 30, 2020, our cash balance was $19,201 and $0, respectively.

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

During the six-month periods ended October 31, 2020 and 2019, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the six-month periods ended October 31, 2020 or 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six-month periods ended October 31, 2020 and 2019.

Recently-Issued Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of October 31, 2020 and April 30, 2020, our balance of prepaid expenses was $0 and $58,265, respectively.

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

Effective July 1, 2020, we entered into a quarterly subscription to publish investor relations materials for $1,500. We accounted for this transaction by amortizing the cost of the subscription on a straight-line basis over the three-month term of the agreement, resulting in a prepaid publishing amount of $0 at October 31, 2020.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUALS

As October 31, 2020 and April 30, 2020, our balance of accounts payable and accruals was $197,802, and related primarily to legal fees.

NOTE 6. NOTE PAYABLE

As of October 31, 2020 and April 30, 2020, the balance of the note payable was $72,090.

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

 NOTE 7. LOANS- RELATED PARTIES

As of October 31, 2020, and April 30, 2020 our balance of loans – related parties was $174,884.

During the six-month period ended October 31, 2020 our former principal shareholder, GRN Funds, LLC, advanced $24,884 to us by way of loan to fund our working capital requirements.

During the six-month period ended October 31, 2020 an entity 100% owned by our former President, Secretary, Treasurer and Director, advanced $36,437 to us by way of loan to fund our working capital requirements.

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

2)       CCSAC, Inc., a California corporation and CANN DISTRIBUTORS, INC., a California corporation vs. PACIFIC BANKING CORP., a Washington corporation, JUSTIN COSTELLO, an individual and GRN FUNDS, LLC, a Washington limited liability company. Case No. 20-cv-02102, filed in the U.S. District Court for the Northern District of California. This case involves claims of plaintiff CCSAC and CANN against Pacific Banking Corp. for breach of contract whereby Pacific Banking Corp. was obligated to (1) make certain tax payments on behalf of plaintiffs; (2) pay certain vendors; and, (3) make timely payroll payments. Plaintiff alleges that: (a) it transferred $2.8 million dollars to Pacific Banking Corp. for these purposes pursuant to contract; (b) Pacific Banking Corp. transferred the funds to GRN Funds, LLC, the former majority stockholder of the Company, and its sole manager, Justin Costello, the Company’s former sole officer and director; and (c) defendant Pacific Banking Corp. failed to make the necessary payments under contract, provide a reconciliation, or account for the funds. Aside from breach of contract, plaintiffs seek damages for negligence, fraud, declaratory relief/indemnification and an injunction. Damages requested by the plaintiffs include compensatory damages of $2.8 million. Plaintiffs also pray for punitive damages. Counsel for defendants filed motions to dismiss for lack of subject-matter and personal jurisdiction and for lack of adequate process and for sanctions. The court has not issued a case management order setting discovery and related deadlines. Given the early stages of litigation. We are not able to reasonably determine of what amount of reportable contingent liability, if any, may be attributable to GRN Funds, LLC or Mr. Costello as a result of this action. Mr. Costello is our former sole director and officer. He is also the manager of GRN Funds, LLC, our former majority shareholder, and is an affiliate and owner of Pacific Banking Corp.

We were not subject to any pending material legal proceedings during the six-month periods ended October 31, 2020 and 2019 that are likely to result in a reasonably determinable and reportable contingent liability.

Contractual Obligations

On October 17, 2019, the Company entered into an executive employment agreement with Justin Costello, its former sole director and president, secretary and treasurer, for a term of one year, which automatically renews for consecutive one-year terms, with an annual salary of $1.00.

On October 21, 2019, the Company retained Nancy Norton as legal counsel. The contract is terminable at will. The Company terminated the contract on September 11, 2020.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of October 31, 2020 and April 30, 2020, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

As of October 31, 2020 and April 30, 2020, no shares of preferred stock were issued and outstanding.

Common Stock

As of October 31, 2020 and April 30, 2020, we were authorized to issue 750,000,000 and 250,000,000 shares of common stock, respectively, with a par value of $0.001.

As of October 31, 2020 and April 30, 2020, 279,275,977 and 249,843,977 shares of common stock were issued and outstanding, respectively.

On August 22, 2020, our board of directors by resolution and a majority of our shareholders by written consent approved an amendment to our articles of incorporation increasing our authorized shares from 260,000,000 to 760,000,000 shares: 750,000,000 being common shares and 10,000,000 being preferred shares.

 NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after October 31, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as discussed below:

The Company was formally operated by Justin Costello, who served as GRNF’s CEO, Director, Chairman, and Secretary. On April 21, 2022, the Company accepted the resignation of Justin Costello from the positions of CEO, Director, Chairman, and Secretary, and appointed Donald Steinberg as the new CEO, Director, Chairman, and Secretary.

On April 25, 2022, Justin Costello sold One Hundred and Forty-Four Million (144,000,000) Shares of Common Stock to Donald

Steinberg in exchange for $140,000 per a Stock Purchase Agreement dated April 20, 2022.

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

We currently have a number of acquisitions that are pending completion and execution of material definitive agreements. In particular, we completed our due diligence into acquisition transactions with Pacific Merchant Processing, Inc., Sunshine Hemp, Inc., Microcap Advisors, LLC, SMLY, Inc., doing business as 7 Point Financial and 9 Square Consulting. Each acquisition is pending completion through the finalization and execution of material definitive agreements, at which time we will disclose our final complete acquisitions on Form 8-K. Once completed, the material definitive agreements between the Company and Microcap Advisors, LLC, Sunshine Hemp, Inc. and Pacific Merchant Processing, Inc. will be deemed related party transactions. Justin Costello, our former sole director and manager of GRN Funds, LLC, our former majority shareholder, is vice president of Sunshine Hemp, Inc., manager of Microcap Advisors, LLC, and governor of Pacific Merchant Processing, Inc.

At this time, we have little cash on hand or committed resources of debt or equity to fund these losses, and will be reliant, potentially, on advances from our principal shareholder, director and officer.

Evaluation of new business opportunities is undertaken by, or under the supervision of, our director Mr. Donald Steinberg. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of any business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction consistent with SEC Rules.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2019

Revenue

We recognized no revenue during the three-month periods ended October 31, 2020 and 2019, as we have no business from which to generate revenue.

General and Administrative Expenses

During the three months ended October 31, 2020, we incurred $189,376 in general and administrative expenses which was broadly comparable to the $30,783 we incurred in general and administrative expenses during the three months ended October 31, 2019, representing an increase of $158,593. General and administrative expenses included legal fees related to compliance, litigation and proposed business acquisitions, accounting fees and investor relations costs.

Other Income (Expense)

During the three months periods ended October 31, 2020 and October 31, 2019, we incurred no other income or expenses.

Net Income (Loss)

During the three months ended October 31, 2020, we recognized a net loss of $189,376 compared to a net loss of $30,783 during the three months ended October 31, 2019, a variance of $158,593. The variance was principally due to an increase in our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2020, we had $19,201 cash or cash equivalents, no prepaid expenses or other assets, no operating business or other source of income, and total outstanding liabilities of $444,776, while our shareholders’ deficit was $9,172,707.

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

Our primary sources (uses) of cash for the six months ended October 31, 2020 and 2019 were as follows:

	Six months ended	Six months ended
	October 31, 2020	October 31, 2019

Net Cash Used in Operating Activities	$(42,120)	$(141,922)
Net Cash from Investing Activities	—	—
Net Cash Provided by Financing Activities	61,321	141,922
Net Change in Cash and Cash Equivalents	$19,201	$—

Operating Activities

During the six months ended October 31, 2020, we recognized a net loss of $384,899, comprised of general and administrative expenses and increased by legal, accounting and investor relations costs, and a decrease in prepaid expenses of $58,265, resulting in net cash flow used in operating activities of $42,120. By comparison, during the six months ended October 31, 2019, we recognized a net of $25,180, which was decreased for cash flow purposes by our non-cash gain of $32,381 on the settlement of certain of our liabilities and an $84,361 decrease in accounts payable resulting in net cash flow used in operating activities of $141,922.

Investing Activities

We neither generated nor used funds in investing activities during the six months ended October 31, 2020 and 2019.

Financing Activities

During the six months ended October 31, 2020, we received $61,321 from advances in loans from our principal shareholder to fund our working capital requirements. During the six months ended October 31, 2019, we received $111,579 by way of capital contributions from our former principal shareholders and $30,354 by way of loans from our former principal shareholders to fund our working capital requirements. We also repaid $11 in respect of fees drawn in excess of our bank balance.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

As of the quarter ended October 31, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on our evaluation, we concluded that because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of October 31, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the year ended April 30, 2020, October 31, 2020 and to date, the following are pending material litigations involving claims exceeding $5,000, that individually or in the aggregate, involves the Company, or any of its directors, officers or affiliates:

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

2)       CCSAC, Inc., a California corporation and CANN DISTRIBUTORS, INC., a California corporation vs. PACIFIC BANKING CORP., a Washington corporation, JUSTIN COSTELLO, an individual and GRN FUNDS, LLC, a Washington limited liability company. Case No. 20-cv-02102, filed in the U.S. District Court for the Northern District of California. This case involves claims of plaintiff CCSAC and CANN against Pacific Banking Corp. for breach of contract whereby Pacific Banking Corp. was obligated to (1) make certain tax payments on behalf of plaintiffs; (2) pay certain vendors; and, (3) make timely payroll payments. Plaintiff alleges that: (a) it transferred $2.8 million dollars to Pacific Banking Corp. for these purposes pursuant to contract; (b) Pacific Banking Corp. transferred the funds to GRN Funds, LLC, the former majority stockholder of the Company, and its sole manager, Justin Costello, the Company’s former sole officer and director; and (c) defendant Pacific Banking Corp. failed to make the necessary payments under contract, provide a reconciliation, or account for the funds. Aside from breach of contract, plaintiffs seek damages for negligence, fraud, declaratory relief/indemnification and an injunction. Damages requested by the plaintiffs include compensatory damages of $2.8 million. Plaintiffs also pray for punitive damages. Counsel for defendants filed motions to dismiss for lack of subject-matter and personal jurisdiction and for lack of adequate process and for sanctions. The court has not issued a case management order setting discovery and related deadlines. Given the early stages of litigation. We are not able to reasonably determine of what amount of reportable contingent liability, if any, may be attributable to GRN Funds, LLC or Mr. Costello as a result of this action. Mr. Costello is our former sole director and officer. He is also the manager of GRN Funds, LLC, our former majority shareholder, and is an affiliate and owner of Pacific Banking Corp.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No sale of unregistered securities was completed during the three months ended October 31, 2020 or 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three months ended October 31, 2020 or 2019.

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

GRN Holding Corporation

Date:	July 29, 2022	By:	/s/ Donald Steinberg
Donald Steinberg Director, President, Chief Executive Officer and Chief Financial Officer

