Form 10-Q
period 2021-01-31
GRN Holding Corp
filed 2022-07-29
CIK 1492448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

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

 PART I

Item 1 Financial Statements

GRN HOLDING CORPORATION
BALANCE SHEETS (UNAUDITED)

	January 31,	April 30,
	2021	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$128	$—
Prepaid Expenses	—	58,265

Total Current Assets	128	58,265

Total Assets	$128	$58,265

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accruals	$197,802	$197,802
Note Payable	72,090	72,090
Loans - Related Parties	174,884	174,884
Total Current Liabilities	444,776	444,776

Total Liabilities	444,776	444,776

Shareholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value, 750,000,000 shares
authorized, 279,990,976 and 249,843,977 issued and outstanding as of January 31, 2021 and April 30, 2020, respectively	15,323,344	249,844
Additional Paid-In Capital	8,446,691	8,446,691
Accumulated Deficit	(24,214,683)	(9,083,046)
Total Shareholders' Deficit	(444,648)	(386,511)

Total Liabilities and Shareholders' Deficit	$128	$58,265

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative	133,625	242,917	686,168	300,478

Total Expenses	133,625	242,917	686,168	300,478

OPERATING LOSS	(133,625)	(242,917)	(686,168)	(300,478)

OTHER INCOME
Gain on settlement of liabilities	—	—	—	32,381

LOSS BEFORE TAXES	(133,625)	(242,917)	(686,168)	(268,097)

TAXES	—	—	—	—

NET LOSS	(133,625)	(242,917)	(686,168)	(268,097)

Net Loss per Common Share: Basic and Diluted	$(0.00)	(0.00)	(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	270,296,516	249,815,716	270,296,516	249,790,113

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

			Additional
	Common Shares		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 30, 2019	249,777,311	$249,777	$8,183,033	$(8,647,096)	$(214,286)

Capital contributions by
previous principal shareholders			111,579		111,579

Forgiveness of related party debt			86,147		86,147

Issuance of stock as compensation	66,666	67	65,932		65,999

Net income for the period				(268,097)	(268,097)

Balance at January 31, 2020	249,843,977	$249,844	$8,446,691	$(8,915,193)	$(218,658)

Balance at April 30, 2020	249,843,977	$249,844	$8,446,691	$(9,083,046)	$(386,511)

Issuance of stock as compensation	30,146,999	15,073,500			15,073,500

Prior period adjustment to deficit				(14,445,469)	(14,445,469)

Net loss for the period				(686,168)	(686,168)

Balance at January 31, 2021	279,990,976	$15,323,344	$8,446,691	$(24,214,683)	$(444,648)

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDING CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED
	JANUARY 31,
	2021	2020

Cash Flow from Operating Activities:

Net Income (Loss)	$(686,168)	$(268,097)
Adjustments to reconcile net income (loss) to
net cash used in operating activities
Accrued expenses	566,710	—
Gain on settlement of liabilities	—	(32,381)
Officer’s compensation paid in common stock	—	65,999

Changes in working capital items:
Prepaid expenses	58,265	—
Accounts payable	—	8,098

Net Cash Used In Operating Activities	(61,193)	(226,381)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Fees drawn in excess of bank balance	—	(11)
Advances - related parties	61,321	114,813
Capital contributions by previous principal shareholders	—	111,579

Net Cash Flow Provided by Financing Activities	61,321	226,381

Net Change in Cash:	128	—

Beginning cash:	—	—

Ending Cash:	$128	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Supplemental Disclosures of Non-Cash Financing Activities
Forgiveness of related party debt	$—	$86,147

The accompanying notes are an integral part of these unaudited financial statements

GRN HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income. For the nine months ended January 31, 2021, we reported a net loss of $686,168, and had an accumulated deficit of $24,214,683 as of January 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund operations. The Company is unable to predict the ultimate impact at this time. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with US GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2021 and for the related periods presented. The results for the nine months ended January 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended April 30, 2020 included in the Form 10K, filed with the Securities and Exchange Commission on August 13, 2020.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of January 31, 2021 and April 30, 2020, our cash balance was $128 and $0, respectively.

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

During the nine-month periods ended January 31, 2021 and 2020, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the nine-month periods ended January 31, 2021 or 2020.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the nine-month periods ended January 31, 2021 and 2020.

Recently-Issued Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of January 31, 2021 and April 30, 2020, our balance of prepaid expenses was $0 and $58,265, respectively.

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

Effective July 1, 2020, we entered into a quarterly subscription to publish investor relations materials for $1,500. We accounted for this transaction by amortizing the cost of the subscription on a straight-line basis over the three-month term of the agreement, resulting in a prepaid publishing amount of $0 at January 31, 2021.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUALS

As January 31, 2021 and April 30, 2020, our balance of accounts payable and accruals was $197,802, and related primarily to legal fees.

NOTE 6. NOTE PAYABLE

As of January 31, 2021 and April 30, 2020, the balance of the note payable was $72,090.

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

 NOTE 7. LOANS- RELATED PARTIES

As of January 31, 2021, and April 30, 2020 our balance of loans – related parties was $174,884.

During the nine-month period ended January 31, 2021 our former principal shareholder, GRN Funds, LLC, advanced $24,884 to us by way of loan to fund our working capital requirements.

During the nine-month period ended January 31, 2021 an entity 100% owned by our former President, Secretary, Treasurer and Director, advanced $36,437 to us by way of loan to fund our working capital requirements.

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

We were not subject to any pending material legal proceedings during the nine-month periods ended January 31, 2021 and 2020 that are likely to result in a reasonably determinable and reportable contingent liability.

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

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of January 31, 2021 and April 30, 2020, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

As of January 31, 2021 and April 30, 2020, no shares of preferred stock were issued and outstanding.

Common Stock

As of January 31, 2021 and April 30, 2020, we were authorized to issue 750,000,000 and 250,000,000 shares of common stock, respectively, with a par value of $0.001.

As of January 31, 2021 and April 30, 2020, 279,990,976 and 249,843,977 shares of common stock were issued and outstanding, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2021 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2020

Revenue

We recognized no revenue during the three-month periods ended January 31, 2021 and 2020, as we have no business from which to generate revenue.

General and Administrative Expenses

During the three months ended January 31, 2021, we incurred $133,625 in general and administrative expenses which was broadly comparable to the $242,917 we incurred in general and administrative expenses during the three months ended January 31, 2020, representing an decrease of $109,292. General and administrative expenses included legal fees related to compliance, litigation and proposed business acquisitions, accounting fees and investor relations costs.

Other Income (Expense)

During the three months periods ended January 31, 2021 and January 31, 2020, we incurred no other income or expenses.

Net Income (Loss)

During the three months ended January 31, 2021, we recognized a net loss of $133,625 compared to a net loss of $242,917 during the three months ended January 31, 2020, a variance of $109,292. The variance was principally due to an decrease in our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2021, we had $128 cash or cash equivalents, no prepaid expenses or other assets, no operating business or other source of income, and total outstanding liabilities of $444,776, while our shareholders’ deficit was $24,214,683.

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

Our primary sources (uses) of cash for the nine months ended January 31, 2021 and 2020 were as follows:

	Nine months ended	Nine months ended
	January 31, 2021	January 31, 2020

Net Cash Used in Operating Activities	$(61,193)	$(226,381)
Net Cash from Investing Activities	—	—
Net Cash Provided by Financing Activities	61,321	226,381
Net Change in Cash and Cash Equivalents	$128	$—

Operating Activities

During the nine months ended January 31, 2021, we recognized a net loss of $686,168, comprised of general and administrative expenses and increased by legal, accounting and investor relations costs, and a decrease in prepaid expenses of $58,265, resulting in net cash flow used in operating activities of $61,193. By comparison, during the nine months ended January 31, 2020, we recognized a net of $268,097, which was decreased for cash flow purposes by our non-cash gain of $32,381 on the settlement of certain of our liabilities, increased by officer’s compensation paid in common stock, and increased by a $8,098 increase in accounts payable resulting in net cash flow used in operating activities of $226,381.

Investing Activities

We neither generated nor used funds in investing activities during the nine months ended January 31, 2021 and 2020.

Financing Activities

During the nine months ended January 31, 2021, we received $61,321 from advances in loans from our principal shareholder to fund our working capital requirements. During the nine months ended January 31, 2020, we received $111,579 by way of capital contributions from our former principal shareholders and $114,813 by way of loans from our former principal shareholders to fund our working capital requirements. We also repaid $11 in respect of fees drawn in excess of our bank balance.

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

As of the quarter ended January 31, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on our evaluation, we concluded that because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of January 31, 2021.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the year ended April 30, 2020, January 31, 2021 and to date, the following are pending material litigations involving claims exceeding $5,000, that individually or in the aggregate, involves the Company, or any of its directors, officers or affiliates:

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

No sale of unregistered securities was completed during the three months ended January 31, 2021 or 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three months ended January 31, 2021 or 2020.

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

